Form 10-K
period 2016-12-31
KKR Financial Holdings LLC
filed 2017-03-29
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from         to
Commission file number: 001-33437

 KKR FINANCIAL HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	11-3801844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 California Street, 50th Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 315-3620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7.375% Series A LLC Preferred Shares	New York Stock Exchange
7.500% Senior Notes due 2042	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the common shares held by non‑affiliates of the registrant as of June 30, 2016 was $0.

The number of shares of the registrant’s common shares outstanding as of March 22, 2017 was 100.

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries; the “Manager” refers to KKR Financial Advisors LLC; “KKR & Co.” refers to KKR & Co. L.P. and together with its subsidiaries, “KKR,” “Management Agreement” means the amended and restated management agreement between us and the Manager, as amended; “operating agreement” means the amended and restated operating agreement of KKR Financial Holdings LLC, as amended; “common shares” refers to our common shares, no par value, representing limited liability company membership interests in us; “preferred shares” refers to a class of our shares with preference or priority over any other class of our shares with respect to distribution rights or rights upon our dissolution or liquidation; and “shares” refers to limited liability company membership interests issued by us of any class or series.
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
2016 FORM 10‑K ANNUAL REPORT

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
The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2016, our CLO transactions consisted of KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. (“CLO 15”) and KKR CLO 16, Ltd. (“CLO 16”) (collectively the “Cash Flow CLOs”). During 2016, the Company called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1") and during 2015, the Company called KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2"), KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.
We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.
On April 30, 2014, we completed a merger whereby KKR Fund Holdings L.P. ("Parent"), a subsidiary of KKR & Co. L.P. ("KKR & Co." and, together with its subsidiaries, "KKR"), acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing limited partner interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). Following the Merger Transaction, Parent became the sole holder of all of our outstanding common shares. As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange (“NYSE”). However, our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding.

OUR MANAGER
We are externally managed and advised by our Manager pursuant to an amended and restated management agreement (as amended the “Management Agreement”). Our Manager is a subsidiary of KKR & Co.
Our Manager is responsible for our operations and performs all services and activities relating to the management of our assets, liabilities and operations. Pursuant to the terms of the Management Agreement, our Manager provides us with our management team, along with appropriate support personnel. All of our executive officers are employees of KKR. Our Manager acts under the direction of our board of directors and is required to manage our business affairs in conformity with the investment guidelines that are approved by a majority of our board of directors.
The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager’s executive offices is (415) 315‑3620.
OUR STRATEGY
We seek to provide long‑term value by deploying capital opportunistically across capital structures and asset classes. As part of our strategy, we seek opportunities in those asset classes that can generate competitive leveraged risk‑adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We currently expect future capital deployment to be focused on our credit‑oriented strategies, largely consisting of bank loans and high yield securities primarily through CLO subsidiaries.

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
As of December 31, 2016, we determined that we operate our business through multiple reportable segments, which are differentiated primarily by their investment focuses.

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
The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company. For further financial information related to our segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Segment Results” and “Item 8. Financial Statements and Supplementary Data-Note 13. Segment Reporting” of this Form 10‑K.
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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non- United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the fourth quarter of 2016. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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

Based on current guidance, our real estate subsidiaries classify investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real assets. Our real estate subsidiaries consider agency whole pool certificates to be qualifying real estate-related assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered by our real estate subsidiaries to be a real estate-related asset.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our real estate subsidiaries’ investment in non-agency mortgage-backed securities is the “functional equivalent” of owning the underlying mortgage loans, our real estate subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our real estate subsidiaries as real estate related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our real estate subsidiaries own, our real estate subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our real estate subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our real estate subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our real estate subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our real estate subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our real estate subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our real estate subsidiaries own), whether our real estate subsidiaries own the entire amount of each such class and whether our real estate subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our real estate subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

In addition, we anticipate that one or more of our subsidiaries will qualify for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, and/or Section 3(c)(5) (B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services and, in each case, the entities are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates. In order to rely on Sections 3(c)(5)(A) and (B) and be deemed “primarily engaged” in the applicable businesses, at least 55% of an issuer’s assets must represent investments in eligible loans and receivables under those sections. We intend to treat as qualifying assets for purposes of these exceptions the purchases of loans and leases representing part or all of the sales price of equipment and loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and maritime and infrastructure projects or improvements. We intend to rely on guidance published by the SEC or its staff in determining which assets are deemed qualifying assets.

As noted above, if the combined values of the securities issued to us by any non-majority-owned subsidiaries and our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceed 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, the type of investments we make, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement effective the date immediately prior to our becoming an investment company. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters- Qualifying Income Exception.”

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(A), (B), (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release”).

The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7 although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5) (C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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
The Management Agreement requires our Manager to manage our business affairs in conformity with the Investment Guidelines that are approved by a majority of our board of directors. Our Manager acts under the direction of our board of directors. Our Manager is responsible for (i) the selection, purchase and sale of our investments, (ii) our financing and risk management activities and (iii) providing us with other management services.
The Management Agreement expired on December 31, 2016, was automatically renewed for a one‑year term expiring on December 31, 2017 and will be automatically renewed for a one year term on each anniversary date thereafter, unless terminated. Our board of directors review our Manager’s performance periodically and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two‑thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12‑month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
During the year ended December 31, 2016, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “The Collateral Management Agreements” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. For the year ended December 31, 2016, $7.1 million of base management fees, net of Fee Credits totaling $15.1 million, were earned by our Manager.

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
For the year ended December 31, 2016, we incurred reimbursable expenses to our Manager of $3.8 million.
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

For the year ended December 31, 2016, the Manager agreed to waive $16.1 million of incentive fees.
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
Fees Waived
No CLO management fees were waived during the year ended December 31, 2016.
Fees Charged and Fee Credits
During the year ended December 31, 2016, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including CLO 2007‑1, CLO 2012‑1, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 2016-1 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited us the CLO management fees from CLO 2013‑1 and CLO 2013‑2 based on our 100% ownership of the subordinated notes in the CLO.
During the year ended December 31, 2016, we recorded aggregate collateral management fees expense totaling $23.4 million, of which we received Fee Credits totaling $15.1 million to offset the quarterly base management fees payable to our Manager.
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
STAFFING
We do not have any employees. We are managed by KKR Financial Advisors LLC, pursuant to the Management Agreement. Our Manager is a subsidiary of KKR & Co. and all of our executive officers are employees of KKR.
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

We have domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the year ended December 31, 2016 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.

CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑ A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
REIT MATTERS
We own equity interests in entities that have elected or intend to elect to be taxed as REITs. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT’s total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of a REIT’s gross income come from real estate sources and at least 95% of a REIT’s gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2016, we believe our REITs were in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and qualification and taxation as a REIT depends upon the ability to meet various qualification tests imposed under the Code (such as those described above), including through actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that any REIT in which we own an equity interest will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or re‑interpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position. The operators of the oil and gas properties in which we invest may be unable to pass on such increased compliance costs to their customers. Moreover, accidental releases or spills may occur in the course of those operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons. Failure to comply with applicable laws and regulations can result in substantial liabilities.
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
IRAN SANCTIONS RELATED DISCLOSURE
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we are required to disclose in our annual or quarterly reports certain dealings or transactions that we or any of our affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions. We have no disclosures to make with respect to us or our subsidiaries under Section 13(r) of the Exchange Act during the year ended December 31, 2016. However, KKR & Co. has included such disclosure under Section 13(r) in Exhibit 99.1 to the annual report on Form 10-K as filed by KKR & Co. with the SEC on February 24, 2017.
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
Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally, such as interest rates, availability and cost of capital, inflation rates, economic uncertainty, default rates, commodity prices, currency exchange rates, changes in laws (including laws relating to taxation), downgrades in the credit ratings of the United States or other developed nations and other national and international political circumstances. The lingering effects of the 2008 global financial crisis and the rise of populist political parties and economic nationalist sentiments have led to increasing political uncertainty and unpredictability in many countries. The attendant risks include greater regulatory uncertainty, for example regarding the posture of governments with respect to taxation and international trade, and greater risk that trade and foreign investment may be restricted. Our business and the businesses of the companies in which we invest, in particular those that rely on cross-border activities, could be materially affected by changes to the existing trade, tariff, and foreign investment practices.
Low levels of growth and high levels of government debt in major markets including the United States and Europe persist, and Europe continues to experience high unemployment and ongoing austerity. The United Kingdom's decision to withdraw from the European Union and the possibility that additional countries might leave the European Union has resurfaced. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union. A withdrawal by the United Kingdom could also act as a catalyst for other countries to withdraw from the European Union, which may result in greater adverse economic effects.
The pace of China’s growth has been slow as compared to rates before the financial crisis of 2008 to 2009, which may pose a risk to the economic stability of China and its major trading partners. China’s slowing also has the potential to hinder the demand for and prices of many important global commodities and consequently reduce capital spending in industries dependent on commodity prices. Although lower commodity prices, including the falling price of oil, are expected to benefit the economies of commodity importing countries, certain of our oil and natural gas properties would continue to suffer from such a decline. In addition, favorable market conditions in certain countries may have been and are dependent to some extent on continued monetary policy accommodations from central banks, including the Federal Reserve. Although interest rates have been at historically low levels for the last few years, the Federal Reserve has indicated an intention to raise interest rates in 2017, and in March 2017, its overnight funds rate was raised to a target range of 0.75 percent to 1 percent. Raising interest rates would be expected to raise the cost of financing and could potentially result in slowing economic growth in the United States. Furthermore, higher interest rates in the United States could also reduce the relative attractiveness of other global markets, thereby applying pressure to foreign asset values and currencies.
Such market and economic conditions and events are outside our control and may affect the level and volatility of securities prices and liquidity and as a result, the value of our assets and our financial results. In addition, we may not be able to or may choose not to manage our exposure to these conditions and/or events.
If such adverse conditions or events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected by, among other things, significant declines in asset values , a lack of liquidity in the credit markets, an inability to access attractive funding, an inability to realize the values of our investments when sold, reduced opportunities to deploy capital, and defaults by our counterparties with respect to their obligations to us.

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
From time to time, we make investments that are denominated in foreign currencies. For example, as of December 31, 2016, $101.7 million estimated fair value, or 2.9%, of our corporate debt portfolio was denominated in foreign currencies, of which 69.3% was denominated in Euros. In addition, as of December 31, 2016, $134.4 million estimated fair value, or 15.1%, of our interests in joint ventures and partnerships and equity investments were denominated in foreign currencies, of which 18.8% was denominated in Euros, 29.4% was denominated in the British pound sterling and 26.8% was denominated in Chinese Yuan Renminbi. A change in foreign currency exchange rates, in particular that of the Euro relative to the United States dollar, may have an adverse impact on returns on any of these non‑dollar denominated investments. For example, our returns on these investments may be adversely affected by events in Eurozone countries that could cause the Euro to fall versus the dollar such as defaults on sovereign debt, rating downgrades, continued economic contraction, the need for further financial relief of impacted countries, successions from the Eurozone or the perception that any such event may occur. See “Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Risks” in Item 7A of this Annual Report for further information about our currency rate exposure.
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
Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. This lack of diversification may subject our investment portfolio to more rapid changes in value than would be the case if our assets were more widely diversified. For example, as of December 31, 2016, the twenty largest issuers which we have invested in represented approximately 20% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations and financial condition may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. Moreover, securities are recorded at estimated fair value and our net income may be adversely affected if these fair value determinations are materially higher than the values that we ultimately realize upon disposal of such securities. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions. For example, as of December 31, 2016, we had approximately 15% of our total debt investment portfolio on an estimated fair value basis in two industries (Media and Health Care). Our assets are concentrated in CLOs, which as of December 31, 2016, comprised approximately 70% of our total assets. Disruptions or adverse performance of the market for CLO securities, due to reduced liquidity, increased regulation, the decline in appeal of the asset class, interest rate risk, an increase in defaults or other factors, may reduce the value of the subordinated notes of the CLOs that we hold and consequently adversely impact our results of operations.
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
Our CLOs generally have periods during which, subject to certain restrictions, their managers can sell or buy assets at their discretion and can reinvest principal proceeds into new assets, commonly referred to as a “reinvestment period”. Outside of a reinvestment period, the principal proceeds from the assets held in the CLO must generally be used to pay down the related CLO’s debt, which causes the leverage on the CLO to decrease. Such leverage decreases may cause our return on investment to decline. In addition, in the past the ability to reinvest has been important in maintaining compliance with the overcollateralization and interest coverage tests for certain of our CLOs. Outside of a reinvestment period, our ability to maintain compliance with such tests for that CLO may be negatively impacted. CLO 2013‑1, CLO 2013‑2, CLO 9, CLO 10, CLO 11 and CLO 13 are still in their reinvestment periods, which will end in July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively. In addition, CLO 2011‑1 has no reinvestment period and is an amortizing static pool CLO transaction.

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
At various times during the credit crisis, a number of our CLOs were out of compliance with the compliance tests outlined in their respective indentures. Although all of our CLOs were in compliance as of December 31, 2016, there can be no assurance that all of our CLOs will remain in compliance with their respective compliance tests during 2017 and that we will not, as a result, be required to pay cash flows to the senior note holders of the CLOs that were out of compliance that we would otherwise have expected to receive from our CLOs.
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
From time to time, we enter into various derivative transactions as part of our strategy to manage or hedge our risk related to interest rates, holdings denominated in foreign currencies and energy prices in connection with our natural resources investments. Generally, derivatives are financial contracts whose values depend on, or are derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. We enter into swaps, including interest rate and credit default swaps, in addition to options, forwards and futures, to pursue our hedging and risk management strategy. However, in the future, we may enter into additional derivative instruments as part of these or other hedging and risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, market prices for natural resources, and other changing market conditions. These hedging instruments may fail to protect us from interest rate, foreign currency or commodity price volatility or could adversely affect us because, among other things:

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

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•
regulatory requirements may increase the cost or make it cost prohibitive to use derivatives. Please see “-Risks Related to our Operations, Business Strategy and Investments-Legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.”

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
As a result of market disruption as well as highly publicized financial scandals in past years, regulators and investors have exhibited concerns over the integrity of the United States financial markets, and the scope and content of regulations that apply to the business in which we operate, both in and outside the United States, have expanded substantially in recent years. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Commodity Futures Trading Commission (“CFTC”) or other United States governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑regulatory organizations.
On July 21, 2010, the United States enacted the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”). The Dodd‑Frank Act affects almost every aspect of the United States financial services industry, including certain aspects of the markets in which we operate. For example, the Dodd‑Frank Act imposes additional disclosure requirements for public companies and generally requires issuers or originators of asset‑backed securities to retain at least five percent of the credit risk associated with the securitized assets. Among other things, the Dodd‑Frank Act also:

•
established the Financial Stability Oversight Council (the “FSOC”), a multi‑agency body acting as the financial system’s systemic risk regulator with the authority to review the activities of non‑bank companies predominantly engaged in financial activities and to designate such companies that pose risks to the financial stability of the United States as “systemically important” and subject them to regulation by the Federal Reserve Board;

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

Many of the Dodd‑Frank Act’s provisions are subject to rulemaking by the United States financial regulatory agencies, and the implications of the Dodd‑Frank Act for our business depends to a large extent on how such rules are adopted and implemented by various United States financial regulatory agencies, such as the FSOC, prudential banking regulators, CFTC and SEC. In addition, the CFTC, SEC and prudential regulators have proposed or adopted rules to establish a new regulatory framework for swaps and security‑based swaps which could limit our positions or trading in such instruments. Additionally, federal banking and housing agencies finalized rules implementing the Dodd‑Frank Act’s five percent risk retention requirement for originators of asset‑backed securities. These rules became effective in December 2016, and no assurance can be given that such rules will not have an adverse effect on us and/or the holders of the notes issued by our CLOs, or on the primary or secondary market for CLO securities generally, including the level of liquidity and trading of CLO securities and liquidity in the loan market. Although we believe we are in compliance with the U.S. risk retention rules with respect to the CLOs that we sponsor, there is limited guidance on how these rules will be interpreted and applied. Under the Dodd-Frank Act and other authorities, the United States federal regulatory agencies, including the SEC and the Federal Reserve Board, may issue additional rules that could impact our business. We continue to analyze the impact of rules adopted under the

Dodd‑Frank Act. The EU has also adopted certain risk retention and due diligence requirements in respect of various types of EU-regulated investors that, among other things, restrict investors from taking positions in securitizations. To the extent our CLOs are marketed in Europe, we would become subject to these additional regulations, which would increase the complexity and costs of our CLO transactions. The full impact of these regulations on our business and the markets in which we operate will not be known until the rules become effective, other regulatory initiatives that overlap with the rules are finalized and their combined impacts can be understood.
In August 2012, the CFTC adopted a series of rules to establish a new regulatory framework for swaps that may cause certain users of swaps to be deemed commodity pools or to register as commodity pool operators. We believe we and our subsidiaries are not commodity pools. To the extent that any of our subsidiaries may be deemed to be a commodity pool, we believe they should satisfy certain exemptions to these rules available to privately offered entities. However, if the CFTC were to take the position that KKR Financial Holdings LLC is a commodity pool, our directors may be required to register as commodity pool operators, and complying with the CFTC’s requirements may materially and adversely affect our business and results of operations. Among other things, such requirements would add to our operating and compliance costs and could affect the manner in which we use swaps as part of our operating and hedging strategies.

In addition, in August 2013, the Financial Stability Board (the "FSB"), an international body of which the United States is a member, issued a set of policy recommendations to strengthen oversight and regulation of the so‑called “shadow banking system”, broadly described as credit intermediation involving entities and activities outside the regular banking system, such as private equity funds and hedge funds. The policy recommendations outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework, including a “toolkit” of potential regulatory responses that national regulators could employ to reduce systemic risk. As its February 2017 meeting, the FSB discussed the evolution of shadow banking and the effectiveness of related monitoring and policy tools. While at this stage it is difficult to predict the type and scope of any new regulations that may be adopted by FSB member countries, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business, or were to otherwise classify all or a portion of our business as “shadow banking,” our regulatory and operating costs, as well as the public scrutiny we face, would increase, which may have a material adverse effect on our business. In addition, U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance limits the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
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
In addition, the financial markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd‑Frank Act is designed to impose stringent regulation on the over‑the‑counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, new clearing, execution, margin, reporting, recordkeeping, business conduct, disclosure, position limit, minimum net capital and registration requirements. Although the CFTC has released final rules relating to clearing, execution, reporting, risk management, compliance, OTC margin, anti‑fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct and registration requirements under the Dodd‑Frank Act, many of the provisions are subject to final rulemaking, and thus the Dodd‑Frank Act’s ultimate impact remains unclear.
The CFTC and banking regulators have adopted, and the SEC has proposed, rules regarding margin and capital requirements for most uncleared or “over-the-counter” swaps. These rules generally require swap dealers and major swap participants to collect and post a minimum amount of margin when trading with other covered entities and financial end-users such as us. In certain cases, using forward transactions to hedge non-deliverable currencies may be cost prohibitive or impractical to execute, because of the capital reserve required to be held against potential derivative liabilities. The compliance dates applicable for the CFTC and banking margin rules are expected to be phased in through 2020, depending on the aggregate notional amount of over-the-counter swaps traded by us. In addition, the CFTC has proposed but not yet adopted rules that may limit the aggregate positions in certain commodity futures contracts that entities controlled by a single corporate group may enter into. While these rules currently apply only to agricultural products, the CFTC may expand them to cover oil, gas, and other commodities, which could materially adversely impact us.
The implementation of these and other new regulations could, among other things, restrict our ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to us or by limiting our exposure, or the exposure of us and our affiliates in the aggregate, to certain commodities), increase the costs of using these instruments (for example, by increasing margin, capital or reporting requirements), adversely impact liquidity in derivatives markets, which could expose us to greater risks and reduce hedging opportunities in connection with our business activities and/or otherwise make derivative transactions and/or make them less effective and, as a result, we may be unable to execute our investment strategy. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments, affect the pricing or other factors relating to these instruments or may change the availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk.
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

We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to us, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for. Our business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner.

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
As of December 31, 2016, we had approximately $398.6 million par amount of total recourse debt outstanding.
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

A breach of any of the covenants in certain of our debt agreements could result in a default under our 7.500% senior notes due March 20, 2042 (“7.500% Senior Notes”). If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our securities to decline significantly. We could also be forced into bankruptcy or liquidation.
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
We intend to pay periodic distributions to the holders of our preferred units, but our ability to do so may be limited by our holding company structure and contractual restrictions.
We intend to pay cash distributions to holders of our preferred units on a quarterly basis. The declaration and payment of any distributions will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, debt and contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions or and such other factors as our board of directors may deem relevant.
Distributions on the preferred units are discretionary and non-cumulative. If distributions on a series of the preferred units have not been declared and paid for the equivalent of six or more quarterly distribution periods, whether or not consecutive, holders of the preferred units, together as a class with holders of any other series of parity units with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors of our board of directors. Additional risks related to our Series A LLC Preferred Shares are contained in the prospectus supplement relating to the Series A LLC Preferred Shares.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2016, approximately $283.5 million par value of our recourse borrowings, consisting of our junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.
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
We will be subject to credit risk with respect to our counterparties to the derivative contracts (whether a clearing corporation in the case of exchange‑ traded instruments or our hedge counterparty in the case of uncleared over‑ the‑counter instruments) and other instruments entered into directly by us or held by special purpose or structured vehicles in which we invest. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of our counterparties with respect to their derivative transactions may affect the value of those instruments. By entering into derivatives, we assume the risk that these counterparties could experience financial hardships that could call into question their continued ability to perform their obligations. As a result, concentrations of such derivatives in any one counterparty would subject us to an additional degree of risk with respect to defaults by such counterparty.
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
Some, but not all, derivatives may be cleared, in which case a central clearing counterparty stands between each buyer and seller and effectively guarantees performance of each derivative contract, to the extent of its available resources for such purpose. As a result, the counterparty risk is now shifted from bilateral risk between the parties to the individual credit risk of the central clearing counterparty. Even in such case, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations to us. Uncleared derivatives have no such protection; each party bears the risk that its direct counterparty will default. See the risk factors entitled "The full impact of regulatory changes, including the Dodd-Frank Act, on our business is uncertain" and "Legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies."
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
Our ownership of real estate and oil and gas properties is subject to risks and liabilities inherent in the ownership of such kinds of real assets.
Ownership of real estate and oil and gas properties is subject to the particular risks inherent in the ownership of such real assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, construction risks (including but not limited to labor disputes, the unavailability or late delivery of necessary equipment, adverse weather conditions, and accidents), catastrophic events such as explosions, fires, terrorist activities and war, and personal injury or loss of life, and damage to neighboring property.
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
Depending on commodity prices, our oil and gas development projects may be uneconomic and the value of our oil and natural gas properties may be written down, which may reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.
Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. For example, for the five years ended December 31, 2016, the WTI oil spot price ranged from a high of $110.62 per Bbl to a low of $26.19 per Bbl, while the Henry Hub natural gas spot price ranged from a high of $8.15 per MMBtu to a low of $1.49 per MMBtu. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, including:

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
The value of our natural resources assets and investments generally increase or decrease with the increase or decrease, respectively, of commodity prices, which could have a material adverse effect on our results of operations. The value of these investments are heavily influenced by the price of natural gas and oil, which declined meaningfully during 2014 and 2015, but modestly increased in 2016. For example, as of December 31, 2014, 2015 and 2016, the long-term price of WTI crude oil was approximately $67 per barrel, $50 per barrel and $56 per barrel, respectively, and the long-term price of natural gas was approximately $3.77 per mcf, $2.90 per mcf and $2.87 per mcf as of December 31, 2014, 2015 and 2016, respectively.
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
RISKS RELATED TO OUR MANAGEMENT AND OUR RELATIONSHIP WITH OUR MANAGER
As the sole beneficial owner of our outstanding common shares, KKR Fund Holdings is entitled to elect our board of directors and KKR Fund Holdings’ interests as a common shareholder may conflict with the interests of the holders of our debt or our Series A LLC Preferred Shares.
KKR Fund Holdings, as the sole beneficial owner of our outstanding common shares, has the power to appoint all of our directors who control our corporate decisions, including decisions regarding the focus of our operations and our strategies and with respect to significant corporate transactions such as mergers and acquisitions, asset sales, borrowings, issuances of securities and our dissolution, as well as amendments to our Operating Agreement and Management Agreement, subject to compliance with our contractual obligations. To the extent permitted under our financing arrangements, KKR Fund Holdings may also cause us to pay distributions including distribution of assets or make loans for its benefit. KKR Fund Holdings has no obligation to contribute any cash or other assets to us in exchange for such distributions or loans. KKR Fund Holdings also has no obligation to provide any credit support or other benefit to us. The interests of KKR Fund Holdings may not in all cases be aligned with those of the holders of our debt or Series A LLC Preferred Shares.
Our Manager, an affiliate of KKR & Co., manages and operates our business and the interests of KKR & Co. and its affiliates may conflict with the interests of the holders of our debt or our Series A LLC Preferred Shares.
We have no employees and all of our executive officers are employees of our Manager, which may result in conflicts of interest for our management. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated with us and, accordingly, its officers and employees do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager’s time and that of our executive officers that is allocated to other businesses and activities will increase in the future as our Manager and KKR & Co. and its affiliates expand their investment focus to include additional investment vehicles, including vehicles that compete more directly with us, which may cause our business, financial condition and results of operations to suffer.
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
We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation and execution of our business and investment strategies and our risk management practices. For example, our Manager and its affiliates have provided us with the opportunity to own operating entities of certain KKR funds, which would not have been possible if we were not owned by our Parent. We are also subject to the risk that our Manager will terminate the Management Agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed.
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
To the extent KKR or its affiliates, including KKR Funds and Accounts (as defined below), is the owner of a majority of the outstanding equity securities of such companies, KKR or its affiliates may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of shares or other securities, the payments of dividends, if any, on its shares, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and the interests of KKR and its affiliates may not in all cases be aligned with our interests. In addition, with respect to companies in which we have an equity investment, to the extent that KKR or its affiliates is the controlling shareholder it may be able to determine the outcome of all matters requiring shareholder approval and will generally be able to cause or prevent a change of control of a company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR or its affiliates continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company’s decisions. Our interests with respect to the management, investment decisions, or operations of those companies may at times be in conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise. In addition, our Manager has implemented policies and procedures to mitigate potential conflicts of interest, which policies impose limitations on our ability to make certain investments in companies affiliated with KKR.
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
KKR and its affiliates, including the parent of our Manager, manage several private equity, growth equity, credit, energy and natural resources, and real estate funds, as well as other funds and separately managed accounts, like hedge funds, and we believe that KKR and its affiliates, including the parent of our Manager, will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus. In addition, if our investment strategy evolves, our investment objectives may overlap with an increasing number of such entities. As a result we compete with these entities and may compete with an increasing number of such entities for access to the benefits that our relationship with KKR provides to us. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably as those allocated to others.
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
Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders for acts or omissions pursuant to or performed in accordance with the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. Pursuant to the Management Agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. In addition, we are not an advisory client of our Manager, and we do not expect to benefit from the protections afforded to advisory clients under the Investment Advisers Act of 1940, as amended.
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
We will be considered to have been terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12‑month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all holders. In the case of a holder of Series A LLC Preferred Shares reporting on a taxable year other than a fiscal year ending on our year end, which is expected to continue to be the calendar year, the closing of our taxable year may result in more than 12 months of our gross ordinary income being includable in the holder’s taxable income for the year of termination. We would be required to satisfy the 90% “qualifying income” test for each tax period and to make new tax elections after a termination. A termination could also result in penalties if we were unable to determine that the termination had occurred. In the event that we become aware of a termination, we will use commercially reasonable efforts to minimize any such penalties. Moreover, a termination might either accelerate the application of, or subject us to, any tax legislation enacted before the termination. We have experienced terminations in the past, and it is likely that we will experience terminations in the future. Under the IRS's publicly traded partnership technical termination relief program, if we requested relief and such relief was granted by the IRS, among other things, we would only have to provide one Schedule K‑1 to most holders of Series A LLC Preferred Shares for the year notwithstanding two or more partnership tax years. If we experience a termination, we intend to seek such relief.
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
An organization that is otherwise exempt from United States federal income tax, including a 401(k) plan or individual retirement account, is nonetheless subject to taxation with respect to its “unrelated business taxable income” (“UBTI”). Generally, a tax‑exempt partner of a partnership would be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax‑exempt partner, if the partnership derives income from debt‑financed property or if the partner interest itself is debt‑financed. Because we have incurred “acquisition indebtedness” with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded entities for United States federal income tax purposes), a proportionate share of a holder’s income from us with respect to such securities will be treated as UBTI. In addition, we have made and may make investments, such as investments in natural resources and real estate, that likely will generate income treated as effectively connected with a United States trade or business. Accordingly, tax‑exempt holders of our Series A LLC Preferred Shares will likely recognize significant amounts of UBTI. Tax‑exempt holders of our Series A LLC Preferred Shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our Series A LLC Preferred Shares.
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
Under legislation referred to as the Foreign Account Tax Compliance Act (“FATCA”), withholding tax may apply to the portion of our distributions that constitute “withholdable payments” other than gross proceeds and, after December 31, 2018, to distributions of gross proceeds of certain asset sales by us and proceeds of sales in respect of our Series A LLC Preferred Shares.
Under current law, holders of our Series A LLC Preferred Shares that are not United States persons are generally subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes “portfolio interest” within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. In addition to this withholding tax, FATCA imposes, without duplication, a United States federal withholding tax at a 30% rate on “withholdable payments” made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. “Withholdable payments” include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as, for taxable years beginning after December 31, 2018, gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. The FATCA withholding tax also applies to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute “withholdable payments.” Thus, if a holder holds our Series A LLC Preferred Shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder may be subject to 30% withholding under FATCA.
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
We intend that each of our current REIT subsidiaries will continue to operate (and any future REIT subsidiaries will operate) in a manner so as to qualify to be taxed as a REIT for United States federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of any REIT subsidiary as a REIT for United States federal income tax purposes, and the ability to qualify as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Accordingly, no assurance can be given that any REIT subsidiary will satisfy such requirements for any particular taxable year. If any REIT subsidiary were to fail to qualify as a REIT in any taxable year, it would be subject to United States federal income tax, including any applicable alternative minimum tax, on its net taxable income at regular corporate rates, and distributions would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and could reduce the amount of cash available for distribution to us, which in turn would reduce the amount of cash available for distribution to holders of our Series A LLC Preferred Shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, such REIT subsidiary also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

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
At any time, the federal income tax laws or regulations governing publicly traded partnerships or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted or promulgated or will become effective and any such law, regulation or interpretation may take effect retroactively. In addition, according to publicly released statements, a top legislative priority of the Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We and our holders could be adversely affected by any change in, or any new, federal income tax law, regulation or administrative interpretation. Additionally, revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax considerations of an investment in us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our administrative and principal executive offices are located at 555 California Street, 50th Floor, San Francisco, California 94104 and are leased by our Manager.

ITEM 3. LEGAL PROCEEDINGS
The section in “Item 8. Financial Statements and Supplementary Data-Note 9. Commitments and Contingencies” of this Annual Report on Form 10‑K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
As discussed above in “Part I-Item 1. Business”, on April 30, 2014, we became a subsidiary of KKR & Co., whereby a subsidiary of KKR & Co. acquired all of our outstanding common shares through a merger (a "Merger Transaction") pursuant to which our shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. Following the Merger Transaction, KKR Fund Holdings, a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares. As of the close of trading on April 30, 2014, our common shares were delisted on the NYSE.

In addition, on June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by KKR Fund Holdings.
Our common shares, prior to April 30, 2014, were traded on the NYSE under the symbol “KFN.”
As of March 22, 2017, we had 100 issued and outstanding common shares that were all held by our Parent.
DISTRIBUTIONS ON SHARES
The amount and timing of distributions to our preferred and common shareholders are determined by our board of directors. Distributions are based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets, our liquidity needs and requests from our Parent. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.
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
The following table shows the distributions declared on our 100 common shares, all of which are owned by our Parent, for the years ended December 31, 2016 and 2015:

Year ended December 31, 2016	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Third Quarter ended September 30, 2016	(1)	(1)	(1)
Fourth Quarter ended December 31, 2016	February 9, 2017	February 10, 2017	$534,323

Year ended December 31, 2015	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2015	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015	February 25, 2016	February 26, 2016	$383,135
_____________________
(1) There were no distributions declared or paid for the period.

We anticipate that we will continue to make quarterly cash distributions on our common shares.
EQUITY COMPENSATION PLAN INFORMATION
In connection with the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger and (ii) all outstanding equity awards made pursuant to the 2007 Share Incentive Plan (other than any restricted KFN commons shares held by our Manager) were converted into awards in respect of KKR common units having the same terms and conditions, including applicable vesting requirements, as applied to such KFN common share awards. No additional awards were made pursuant to the 2007 Share Incentive Plan since such time, subject to certain awards outstanding at such time, the 2007 Share Incentive Plan was terminated in May 2015. All remaining outstanding awards under the 2007 Share Incentive Plan vested on March 1, 2016. We currently have no equity incentive plan.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10‑K.

	Successor Company			Predecessor Company
(in thousands, except per share data)	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Consolidated Statements of Operations Data:
Total revenues	$292,072	$375,256	$350,345	$217,242	$545,906	$555,473
Total investment costs and expenses	290,490	223,657	181,136	101,825	305,705	318,375
Total other income (loss)	86,606	(432,643)	(344,382)	56,334	150,925	205,822
Total other expenses	65,418	52,441	43,572	65,609	97,429	98,157
Income (loss) before income taxes	22,770	(333,485)	(218,745)	106,142	293,697	344,763
Income tax expense (benefit)	1,389	1,190	484	162	467	(3,467)
Net income (loss)	$21,381	$(334,675)	$(219,229)	$105,980	$293,230	$348,230
Net income (loss) attributable to noncontrolling interests	(11,779)	(23,429)	(5,956)	—	—	—
Preferred share distributions	27,564	27,564	20,673	6,891	27,411	—
Net income (loss) available to common shares	$5,596	$(338,810)	$(233,946)	$99,089	$265,819	$348,230
Net income per common share:
Basic	N/A	N/A	N/A	$0.48	$1.31	$1.95
Diluted	N/A	N/A	N/A	$0.48	$1.31	$1.87
Weighted average number of common shares outstanding:
Basic	N/A	N/A	N/A	204,276	202,411	177,838
Diluted	N/A	N/A	N/A	204,276	202,411	187,423
Distributions declared per common share	(1)	(1)	(1)	$0.22	$0.90	$0.86

(1) KKR Fund Holdings L.P. (our "Parent") owns 100 common shares, constituting all of our outstanding common shares. During the years ended December 31, 2016 and 2015 and eight months ended December 31, 2014, or periods following April 30, 2014 (the "Successor Company"), we declared distributions of $0.8 million, $1.8 million and $0.8 million per common share, respectively. Separately, our common shareholders prior to April 30, 2014 (the "Predecessor Company") received a quarterly distribution in respect of the KKR & Co. common units that such holders received as a result of the Merger Transaction and held as of the record date, or May 9, 2014, totaling $0.43 per common unit. We distributed $44.9 million in cash to our Parent in May 2014 in connection with this distribution.

	Successor Company			Predecessor Company
(in thousands, except per share data)	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$627,237	$320,122	$163,405	$157,167	$237,606
Restricted cash and cash equivalents	512,312	487,374	447,507	350,385	896,396
Securities	229,206	417,519	638,605	573,312	533,520
Corporate loans, net	3,305,264	5,188,610	6,506,564	6,466,720	5,947,857
Equity investments, at estimated fair value	168,658	262,946	181,378	181,212	161,621
Oil and gas properties, net	110,934	114,868	120,274	400,369	289,929
Interests in joint ventures and partnerships	793,996	888,408	718,772	436,241	149,534
Total assets	5,851,057	7,788,395	8,951,625	8,717,198	8,358,879
Total borrowings	3,570,710	5,505,250	6,162,530	6,020,465	6,338,407
Total liabilities	3,982,872	5,837,405	6,463,577	6,189,464	6,519,757
Total shareholders’ equity	1,796,609	1,868,111	2,387,879	2,527,734	1,839,122
Book value per common share	N/A	N/A	N/A	$10.58	$10.31

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2016, our CLO transactions consisted of KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. ("CLO 15") and KKR CLO 16, Ltd. ("CLO 16") (collectively the “Cash Flow CLOs”). During 2016, the Company called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1") and during 2015, the Company called KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2"), KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

On April 30, 2014, we completed a merger whereby KKR Fund Holdings L.P. ("Parent"), a subsidiary of KKR & Co. L.P. ("KKR & Co." and, together with its subsidiaries, "KKR"), acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing limited partner interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). Following the Merger Transaction, Parent became the sole holder of all of our outstanding common shares. As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange (“NYSE”). However, our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding.

We are externally managed and advised by our Manager pursuant to an amended and restated management agreement (as amended the “Management Agreement”). Our Manager is a subsidiary of KKR & Co.

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
Unrealized gains and losses for these financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor Company period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor Company period, the realized net gain or loss was computed on a weighted average cost basis.
Consolidated Summary of Results

Our net income available to common shares for the year ended December 31, 2016 totaled $5.6 million. Comparatively, our net loss available to common shares totaled $338.8 million for the year ended December 31, 2015 and $233.9 million for the eight months ended December 31, 2014. For the Predecessor Company, our net income available to common shares for the four months ended April 30, 2014 totaled $99.1 million (or $0.48 per diluted common share). Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

During 2016, we declared a distribution in kind on our common shares of certain of our subordinated notes, KKR CLO 11, Ltd. ("CLO 11") and KKR CLO 13, Ltd. ("CLO 13"), to our Parent as the sole holder of our common shares. CLO 11 and CLO 13 had previously been consolidated by us as they were VIEs which we determined we had the power to direct the activities that most significantly impacted these entities’ economic performance and we had both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. Following the distribution, we determined that we no longer met the consolidation criteria and de-consolidated CLO 11 and CLO 13, resulting in a reduction in both consolidated assets and liabilities of approximately $1.0 billion as of December 31, 2016. Also, as a result of the de-consolidation, the interest expense and management fees that were previously consolidated are no longer included in our consolidated statements of operations.

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

Recent Accounting Pronouncements

Going Concern

In August 2014, the FASB issued guidance pertaining to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. This guidance has been adopted for the year ended December 31, 2016 and its adoption had no material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued guidance that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating its potential impact on our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued amended guidance that (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating its potential impact on our consolidated financial statements.

Investments

In March 2016, the FASB issued guidance which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The guidance is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the effective date. Additional transition disclosures are not required upon adoption. We are currently evaluating its potential impact on our consolidated financial statements.

Cash Flow Classification

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating its potential impact on our consolidated financial statements.

In November 2016, the FASB issued guidance to add or clarify existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented. We are currently evaluating its potential impact on our consolidated financial statements.

Income Taxes

In October 2016, the FASB issued guidance which removed the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We are currently evaluating its potential impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the consolidated statements of operations for the years ended December 31, 2016, December 31, 2015 and eight and four months ended December 31, 2014 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015
Total revenues	$268,042	$339,809	$10,131	$15,677	$13,899	$19,770	$—	$—	$292,072	$375,256
Total investment costs and expenses	282,616	214,464	6,224	7,625	1,650	1,568	—	—	290,490	223,657
Total other income (loss)	100,547	(391,187)	(7,126)	(70,630)	(6,815)	29,174	—	—	86,606	(432,643)
Total other expenses	64,318	50,631	635	1,179	465	412	—	219	65,418	52,441
Income tax expense (benefit)	121	154	—	—	1,268	1,036	—	—	1,389	1,190
Net income (loss)	$21,534	$(316,627)	$(3,854)	$(63,757)	$3,701	$45,928	$—	$(219)	$21,381	$(334,675)
Net income (loss) attributable to noncontrolling interests	(7,295)	(16,071)	(4,484)	(7,358)	—	—	—	—	(11,779)	(23,429)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$28,829	$(300,556)	$630	$(56,399)	$3,701	$45,928	$—	$(219)	$33,160	$(311,246)

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
Year ended	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014
Total revenues	$279,639	$134,255	$57,616	$61,782	$13,090	$21,205	$—	$—	$350,345	$217,242
Total investment costs and expenses	142,204	62,485	38,117	38,915	815	425	—	—	181,136	101,825
Total other income (loss)	(241,035)	76,046	(115,141)	(8,123)	11,794	(11,589)	—	—	(344,382)	56,334
Total other expenses	40,703	23,121	2,219	1,633	476	230	174	40,625	43,572	65,609
Income tax expense (benefit)	49	146	—	—	435	16	—	—	484	162
Net income (loss)	$(144,352)	$124,549	$(97,861)	$13,111	$23,158	$8,945	$(174)	$(40,625)	$(219,229)	$105,980
Net income (loss) attributable to noncontrolling interests	(1,797)	—	(4,159)	—	—	—	—	—	(5,956)	—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(142,555)	$124,549	$(93,702)	$13,111	$23,158	$8,945	$(174)	$(40,625)	$(213,273)	$105,980

(1)
Consists of certain expenses not allocated to individual segments including other expenses comprised of incentive fees of $12.9 million and merger related transaction costs of $22.7 million for the four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share‑based compensation expense.

As discussed in ‘‘Executive Overview - Basis of Presentation,’’ our financial statements and transactional records prior to the Effective Date reflect our historical accounting basis of assets and liabilities and are labeled ‘‘Predecessor Company,’’ while such records subsequent to the Effective Date are labeled ‘‘Successor Company’’ and reflect the push down basis of accounting for the new estimated fair values in the Company’s consolidated financial statements. Accordingly, the following disclosure around the results for the four months ended April 30, 2014 pertains to the Predecessor Company and has been prepared using a different basis of accounting than for results reported by the Successor Company.

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

Successor Company net income attributable to KKR Financial Holdings LLC and its subsidiaries for the year ended December 31, 2016 was $33.2 million, which was net of $11.8 million of net loss attributable to noncontrolling interests. Comparatively, Successor Company net loss attributable to KKR Financial Holdings LLC and its subsidiaries for the year ended December 31, 2015 was $311.2 million, which was net of $23.4 million of net loss attributable to noncontrolling interests. Successor Company net loss attributable to KKR Financial Holdings LLC and its subsidiaries for the eight months ended December 31, 2014 was $213.3 million, which was net of $6.0 million of net loss attributable to noncontrolling interests. During the second half of 2014, we acquired control of certain entities, largely as a result of the asset contributions by our Parent, and began consolidating the financial results of these entities; as such, prior periods do not include noncontrolling interests.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and overriding royalty interest properties. In addition, revenues include dividend income primarily from our equity investments and interests in joint ventures and partnerships.

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues decreased $83.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an $82.4 million decline in interest income earned from our corporate debt portfolio. The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of December 31, 2016 and 2015, the aggregate par value of our corporate debt portfolio totaled $3.7 billion and $6.2 billion, respectively. This decline was primarily due to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. From December 31, 2015 to December 31, 2016, we repaid approximately $2.0 billion of notes from the sale proceeds of assets held within the legacy CLOs. Refer to "Segment Results-Credit Segment-Revenues" for further discussion. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million.

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
Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $217.2 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $127.2 million and $61.8 million, respectively. We also received dividends totaling $28.3 million, largely driven by our interests in joint ventures and partnership focused on commercial real estate acquired in 2012 and early 2013. Refer to "Segment Results-Other Segment-Revenues" for further discussion on dividend income.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties, provision for loan losses and other investment expenses.

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Total investment costs and expenses increased $66.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was largely driven by an increase in interest expense, specifically on our secured and junior secured CLO notes, partially offset by a decrease in interest expense on our interest rate swaps, senior notes and junior subordinated notes. Interest expense on our secured CLO notes increased $66.2 million during the year ended December 31, 2016 compared to the prior year period primarily due to the calling of CLO 2007-1 in August 2016. We recorded $44.4 million of interest expense, including incremental accelerated accretion of debt discounts, during the year ended December 31, 2016 as a result of calling CLO 2007-1. In addition, interest expense on our junior secured CLO notes to affiliates increased $10.3 million for the year ended December 31, 2016 compared to the same prior year period. Beginning in the second quarter of 2016, as a result of the distribution in kind on our common shares of $96.5 million par amount of certain subordinated notes, we incurred interest expense on these CLO junior secured notes held by an affiliate of our Manager. These notes were previously owned by us and eliminated in consolidation. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion. Total interest expense on our interest rate swaps, senior notes and junior subordinated notes decreased $11.3 million during the year ended December 31, 2016 compared to the prior year period. A majority of the decrease was due to the calling of CLO 2006-1 and CLO 2007-1 whereby we terminated the related interest rate swaps and ceased incurring the associated interest expense. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

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

Other Income (Loss)

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Other income (loss) favorably changed $519.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to the following factors.

First, net realized and unrealized loss on investments favorably changed $404.3 million from $427.7 million for the year ended December 31, 2015 to $23.4 million for the year ended December 31, 2016. A majority of this favorable change was related to our corporate debt portfolio and interests in joint ventures in the Credit segment spanning the electric utility, homebuilding, apparel retail, marine, specialty finance, and oil and gas sectors and was largely attributable to general market conditions. For example, overall, the S&P/LSTA Loan Index returned 10.13% for the year ended December 31, 2016 compared to (0.69)% for the year ended December 31, 2015. Additionally, net unrealized losses on our investments in the Natural Resources segment favorably changed $63.5 million for the year ended December 31, 2016 compared to the same prior year period largely as a result of the less volatile change in commodity prices during 2016 compared to 2015. For example, as of

December 31, 2014, 2015 and 2016, the long-term price of WTI crude oil was approximately $67 per barrel, $50 per barrel and $56 per barrel, respectively, and the long-term price of natural gas was approximately $3.77 per mcf, $2.90 per mcf and $2.87 per mcf as of December 31, 2014, 2015 and 2016, respectively. The above favorable changes in net realized and unrealized gain (loss) on investments, however, were partially offset by unfavorable changes of $35.3 million in net realized and unrealized gain (loss) in the Other segment which was attributable to two commercial real estate investments acquired in 2012 and 2013. Refer to "Segment Results-Other Segment-Investment Costs and Expenses" for further discussion.

Second, net realized and unrealized gain (loss) on debt favorably changed $87.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, largely attributable to CLO 2007-1, which was called in the second half of 2016 and all CLO 2007-1 secured notes were repaid. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Third, net gain on extinguishment of debt increased $29.8 million for the year ended December 31, 2016 compared to the same prior year period. During November 2016, we redeemed all of our outstanding 8.375% Senior Notes due 2041 with an aggregate principal amount of $258.8 million, and recognized a gain upon redemption.

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
In addition, during 2014, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of our Manager. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by an affiliate of our Manger as a result of this minority-ownership.
The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Base management fees, net	$22,249	$30,620	$25,883	$13,364
CLO management fees credit(1)	(15,112)	(21,088)	(9,968)	(8,111)
Other related party fees credit	—	—	(770)	—
Total base management fees, net	$7,137	$9,532	$15,145	$5,253

(1)	See “CLO Management Fees” for further discussion.

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
Our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 2016-1 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.
The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Charged and retained CLO management fees(1)	$8,255	$7,466	$8,651	$2,905
CLO management fees credit	15,112	21,088	9,968	8,111
Total CLO management fees	$23,367	$28,554	$18,619	$11,016

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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
Incentive Fees
The Manager receives quarterly incentive compensation from us based on our achievement of specified levels of net income pursuant to the Management Agreement. The Manager agreed to waive incentive fees of $16.1 million for the year ended December 31, 2016, which was attributable to a non-cash item. Comparatively, the Manager earned incentive fees totaling zero for both the year ended December 31, 2015 and eight months ended December 31, 2014. Incentive fees totaled $12.9 million for the four months ended April 30, 2014.

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Other expenses increased $13.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This was primarily due to a $19.3 million increase in general, administrative and directors' expenses during the year ended December 31, 2016 compared to the same prior year period as a result of the write-off of costs associated with our CLOs coupled with $9.3 million of debt issuance costs related to CLO 2016-1, CLO 15 and CLO 16, which closed during 2016. The increase in other general expenses was partially offset by a $7.6 million decrease in related party management compensation, which includes base management fees and CLO management fees. Net base management fees declined $2.4 million, while CLO management fees declined $5.2 million during the year ended December 31, 2016 compared to the prior year period. Base management fees, which are based on our "equity," as defined in the Management Agreement, declined from 2015 primarily due to cash distributions made on our preferred and common shares. In addition, CLO management fees, which are based on the size of the CLO, declined as all of our legacy CLOs were called and paid down. Our legacy CLOs were larger in total transaction size compared to those that were issued subsequently.

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
We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period‑end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share‑based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part IV-Item 1. Financial Statements and Supplementary Data-Note 13. Segment Reporting.”
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Successor Company			Predecessor Company
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Revenues
Corporate loans and securities interest income	$234,377	$319,643	$230,369	$114,992
Residential mortgage-backed securities interest income	3,286	3,787	3,030	2,027
Net discount accretion	8,337	5,006	11,048	10,158
Dividend income	20,447	11,086	35,098	7,058
Other	1,595	287	94	20
Total revenues	268,042	339,809	279,639	134,255
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	217,527	151,375	98,610	39,923
Collateralized loan obligation junior secured notes to affiliates	10,339	—	—	—
Credit facilities	801	—	—	1,059
Convertible senior notes	—	—	—	1
Senior notes	24,125	26,871	17,748	9,234
Junior subordinated notes	13,602	15,893	10,510	4,681
Interest rate swaps	8,392	14,764	13,803	7,284
Other interest expense	—	—	—	14
Total interest expense	274,786	208,903	140,671	62,196
Other	7,830	5,561	1,533	289
Total investment costs and expenses	282,616	214,464	142,204	62,485
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	3,985	6,313	(6,890)	—
Credit default swaps	—	—	—	(181)
Total rate of return swaps	—	434	(470)	(2,065)
Common stock warrants	(615)	(2,412)	155	137
Foreign exchange(1)	3,869	2,777	(6,115)	588
Options	906	(5,117)	(1,472)	(19)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	8,145	1,995	(14,792)	(1,540)
Net realized and unrealized gain (loss) on investments(2)	(9,975)	(386,090)	(249,478)	72,623
Net realized and unrealized gain (loss) on debt	68,259	(19,659)	16,478	—
Net realized and unrealized gain (loss) on debt to affiliates	(6,330)	—	—	—
Net gain (loss) on extinguishment of debt	29,846	—	—	—
Lower of cost or estimated fair value(2)	—	—	—	5,038
Impairment of securities available for‑sale and private equity at cost(2)	—	—	—	(4,391)
Other income	10,602	12,567	6,757	4,316
Total other income (loss)	100,547	(391,187)	(241,035)	76,046
Other expenses

Related party management compensation:
Base management fees	6,567	8,906	13,935	4,786
CLO management fees	23,367	28,555	18,619	11,016
Total related party management compensation	29,934	37,461	32,554	15,802
Professional services	3,665	2,560	2,928	3,508
Other general and administrative	30,719	10,610	5,221	3,811
Total other expenses	64,318	50,631	40,703	23,121
Income (loss) before income taxes	21,655	(316,473)	(144,303)	124,695
Income tax expense (benefit)	121	154	49	146
Net income (loss)	$21,534	$(316,627)	$(144,352)	$124,549

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)	For the four months ended April 30, 2014, represents components of total net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Revenues

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues decreased $71.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily attributable to an $85.3 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $58.6 million and interest income related to our corporate debt securities decreased $26.7 million during the year ended December 31, 2016 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of December 31, 2016 compared to 2015, slightly offset by an increase in the weighted average interest rates earned on the assets. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. From December 31, 2015 to December 31, 2016, we repaid approximately $2.0 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million.

We also closed CLO 13, CLO 2016-1, CLO 15 and CLO 16 subsequent to the third quarter 2015; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of December 31, 2016, our corporate loan portfolio had an aggregate par value of $3.4 billion with a weighted average coupon of 5.1%, while our corporate debt securities portfolio had an aggregate par value of $311.2 million with a weighted average coupon of 12.2%. In comparison, as of December 31, 2015, our corporate loan portfolio had an aggregate par value of $5.7 billion with a weighted average coupon of 4.8%, while our corporate debt securities portfolio had an aggregate par value of $447.8 million with a weighted average coupon of 10.2%.

Partially offsetting the above decrease in corporate loans and securities interest income was a $9.4 million increase in dividend income from $11.1 million to $20.4 million for the years ended December 31, 2015 and 2016, respectively. A majority of the $20.4 million dividend income for the year ended December 31, 2016 was related to three issuers in the publishing, diversified financial services and alternative credit sectors.

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

Investment Costs and Expenses

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Total investment costs and expenses increased $68.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of a $65.9 million increase in total interest expense. The increase was largely attributable to a $76.5 million increase in interest expense on our secured and junior secured CLO notes, partially offset by decreases in interest expense related to our interest rate swaps, senior notes and junior subordinated notes totaling $11.4 million.

Interest expense on our secured CLO notes increased $66.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the calling of CLO 2007-1 in August 2016. CLO subordinated note holders receive the residual interest after all other payments have been made and as a result, we recorded interest expense on the CLO 2007-1 subordinated notes of $59.9 million during August 2016. We also recorded an incremental $6.6 million of accelerated accretion of debt discount as a result of calling CLO 2007-1. Further, interest expense on our junior secured CLO notes to affiliates increased $10.3 million for the year ended December 31, 2016 compared to the same prior year period. Beginning in the second quarter of 2016, as a result of the distribution in kind on our common shares of $96.5 million par amount of certain subordinated notes, we incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part IV-Item1. Financial Statements-Note 6. Borrowings".

Partially offsetting the above increases in interest expense on our secured and junior secured CLO notes was an $11.4 million decrease in interest expense on our interest rate swaps, senior notes and junior subordinated notes for the year ended December 31, 2016 compared to the year ended December 31, 2015. Interest expense related to our interest rate swaps decreased $6.4 million for the year ended December 31, 2016 compared to the same prior year period in conjunction with the calling of CLO 2006-1 and CLO 2007-1 in February 2015 and August 2016, respectively. We terminated the related interest rate swaps and ceased incurring the associated interest expense. For further information, refer to "Part IV-Item1. Financial Statements-Note 6. Borrowings." In addition, interest expense on our senior notes decreased $2.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the redemption of our 8.375% Senior Notes in November 2016. Lastly, interest expense on our junior subordinated notes decreased $2.3 million for the year ended December 31, 2016 compared to the same prior year period due to certain interest rates charged on the notes changing from fixed to floating during 2016. For example, as of December 31, 2015, the weighted average borrowing rate on our junior subordinated notes was 5.4% compared to 3.3% as of December 31, 2016.

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

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Total other income (loss) favorably changed $491.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 largely attributable to the following factors.

First, net realized and unrealized loss on investments favorably changed $376.1 million for the year ended December 31, 2016 compared to the same prior year period from $386.1 million to $10.0 million for the years ended December 31, 2015 and 2016, respectively. The most significant changes were in our corporate debt portfolio, interests in joint ventures and partnerships and equity investments.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the years ended December 31, 2016 and 2015 (amounts in thousands):

	For the year ended December 31, 2016			For the year ended December 31, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$312,340	$(234,354)	$77,986	$(195,256)	$(51,356)	$(246,612)
Corporate debt securities	(18,042)	3,205	(14,837)	(38,571)	(8,753)	(47,324)
RMBS	(741)	2,558	1,817	2,299	(2,044)	255
Equity investments, at estimated fair value	(27,729)	(18,209)	(45,938)	(28,296)	12,456	(15,840)
Interests in joint ventures and partnerships, at estimated fair value and other	(49,248)	20,245	(29,003)	(86,870)	10,301	(76,569)
Total	$216,580	$(226,555)	$(9,975)	$(346,694)	$(39,396)	$(386,090)

Net realized and unrealized gains (losses) on our corporate loans favorably changed $324.6 million for the year ended December 31, 2016 compared to the same prior year period. The favorable change was largely attributable to two factors. First, there was an overall upturn in general market conditions during the 2016. For example, overall, the S&P/LSTA Loan Index returned 10.13% for the year ended December 31, 2016 compared to (0.69)% for the year ended December 31, 2015. Second, a majority of the net realized and unrealized losses in the year ended December 31, 2015 were concentrated in three issuers, one of which was Texas Competitive Electric Holding Company LLC ("TXU"), which had unrealized losses of $121.9 million for the year ended December 31, 2015 largely due to a decline in commodity prices, compared to net realized and unrealized losses of $7.7 million for the year ended December 31, 2016. The remaining two issuers were in the homebuilding and apparel retail industries and had net unrealized losses totaling $39.3 million in the year ended December 31, 2015 compared to net unrealized gains of $6.6 million for the year ended December 31, 2016.

Net realized and unrealized losses on our interests in joint ventures and partnerships favorably changed $47.6 million for the year ended December 31, 2016 compared to the same prior year period from $76.6 million to $29.0 million for the years ended December 31, 2015 and 2016, respectively. A majority of the net realized and unrealized losses in the year ended December 31, 2015 were concentrated in two issuers in the marine and specialty finance sectors which had unrealized losses totaling $60.0 million for the year ended December 31, 2015 compared to unrealized losses of $23.5 million for the year ended December 31, 2016.

Net realized and unrealized losses on our corporate debt securities favorably changed $32.5 million for the year ended December 31, 2016 compared to the same prior year period, from $47.3 million for the year ended December 31, 2015 to $14.8 million for the year ended December 31, 2016. A majority of the favorable change was related to three issuers, one of which was in the oil and gas industry and was negatively impacted during 2015 by the decline in commodity prices relative to 2016. The other two issuers were in the specialized finance industry. Net unrealized losses for the three issuers totaled $57.1 million for the year ended December 31, 2015, compared to $16.5 million for the year ended December 31, 2016.

The favorable changes described above were partially offset by a $30.1 million unfavorable change in net realized and unrealized losses on equity investments for the year ended December 31, 2016 compared to the same prior year period, from $15.8 million for the year ended December 31, 2015 to $45.9 million for the year ended December 31, 2016. A majority of the unfavorable change was due to realized losses in our equity investments in the education services, publishing and specialized finance industries.

Second, net realized and unrealized gain (loss) on debt favorably changed $87.9 million for the year ended December 31, 2016 compared to the same prior year period, from net realized and unrealized losses of $19.7 million for the year ended December 31, 2015 to net realized and unrealized gains of $68.3 million for the year ended December 31, 2016. A majority of the favorable change was related to CLO 2007-1. CLO 2007-1 was called in the second half of 2016, whereby all CLO 2007-1 secured notes were repaid. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Third, net gain on extinguishment of debt increased $29.8 million for the year ended December 31, 2016 compared to the same prior year period. During November 2016, we redeemed all of our outstanding 8.375% Senior Notes due 2041 and recognized a gain upon redemption.

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
The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the eight months ended December 31, 2014 (amounts in thousands):

	For the eight months ended December 31, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(204,006)	$1,411	$(202,595)
Corporate debt securities	(11,847)	4,889	(6,958)
RMBS	387	(1,998)	(1,611)
Equity investments, at estimated fair value	(30,168)	(556)	(30,724)
Interests in joint ventures and partnerships, at estimated fair value and other	(12,094)	4,504	(7,590)
Total	$(257,728)	$8,250	$(249,478)

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

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the four months ended April 30, 2014:

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

Other Expenses

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Other expenses increased $13.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $20.1 million increase in other general and administrative expenses for the year ended December 31, 2016 as a result of the write-off of costs associated with our CLOs coupled with $9.3 million of debt issuance costs related to CLO 2016-1, CLO 15 and CLO 16, which closed during 2016.

The increase in other general and administrative expenses was partially offset by a $7.5 million decrease in related party management compensation. Related party management compensation includes base management fees and CLO management fees. Net base management fees declined $2.4 million and CLO management fees declined $5.2 million for the year ended

December 31, 2016 compared to the prior year periods. Refer to “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

For the eight months ended December 31, 2014
Other expenses totaled $40.7 million for the eight months ended December 31, 2014, primarily due to related party management compensation of $32.6 million. Related party management compensation includes base management fees and CLO management fees. CLO management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2007‑A, CLO 2012‑1, CLO 2013‑1 and CLO 2013‑2 were recorded during the eight months ended December 31, 2014. Refer to “Consolidated Results-Other Expenses” above for further discussion around the CLO management fee and base management fee offsets.
Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $23.1 million for the four months ended April 30, 2014, primarily due to related party management compensation. Related party management compensation is comprised of base management fees and CLO management fees which totaled $4.8 million and $11.0 million, respectively, for the four months ended April 30, 2014. CLO management fees charged were for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2. Refer to “Consolidated Results-Other Expenses” above for further discussion around the CLO management fee and base management fee offsets.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	Successor Company			Predecessor Company
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Revenues
Oil and gas revenue:
Natural gas sales	$1,050	$1,489	$16,085	$13,547
Oil sales	8,731	13,079	30,973	40,122
Natural gas liquids sales	350	1,109	7,026	6,211
Other	—	—	3,532	1,902
Total revenues	10,131	15,677	57,616	61,782
Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	—	—	7,500	7,088
Workover expenses	—	—	572	811
Transportation and marketing expenses	—	—	4,030	4,415
Severance and ad valorem taxes	811	734	3,127	2,458
Total oil and gas production costs	811	734	15,229	14,772
Oil and gas depreciation, depletion and amortization	3,934	5,406	19,458	22,471
Interest expense:
Credit facilities	—	—	1,473	776
Senior notes	948	932	934	641
Junior subordinated notes	531	553	553	325
Total interest expense	1,479	1,485	2,960	1,742
Other	—	—	470	(70)
Total investment costs and expenses	6,224	7,625	38,117	38,915
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	—	—	(1,660)	(8,371)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	—	—	(1,660)	(8,371)
Net realized and unrealized gain (loss) on investments	(7,126)	(70,630)	(113,743)	1
Other income	—	—	262	247
Total other income (loss)	(7,126)	(70,630)	(115,141)	(8,123)
Other expenses
Related party management compensation:
Base management fees	281	312	818	332
Total related party management compensation	281	312	818	332
Professional services	145	89	298	580
Insurance	—	—	14	56
Other general and administrative	209	778	1,089	665
Total other expenses	635	1,179	2,219	1,633
Income (loss) before income taxes	(3,854)	(63,757)	(97,861)	13,111
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(3,854)	$(63,757)	$(97,861)	$13,111

Our natural resources assets are accounted for and presented on our consolidated balance sheets in one of two ways: (i) at cost net of depreciation, depletion and amortization presented within oil and gas properties, net or (ii) estimated fair value within interests in joint ventures and partnerships, at estimated fair value with net realized and unrealized gains or losses on these holdings recorded in other income (loss) on our consolidated statements of operation.

On September 30, 2014, we closed the Trinity transaction. As of December 31, 2016, our Trinity asset, which is carried at estimated fair value, totaled $12.9 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our consolidated balance sheets. Net realized and unrealized gains or losses on Trinity are recorded in other income (loss) on our consolidated statements of operations.

In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues, which represented sales from oil and gas production on our overriding royalty interest properties, decreased $5.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a decrease in revenue from oil sales due to lower production. As of December 31, 2016 and 2015, our oil and natural gas properties had carrying amounts of $110.9 million and $114.9 million, respectively.

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

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Total investment costs and expenses decreased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by a decrease in DD&A on our oil and natural gas properties of $1.5 million for the year ended December 31, 2016 compared to the same prior year period. However, this was slightly offset by a $0.1 million increase in oil and gas production costs, comprised solely of severance and ad valorem taxes.

For the eight months ended December 31, 2014
Investment costs and expenses totaled $38.1 million for the eight months ended December 31, 2014. A majority was related to DD&A, which totaled $19.5 million for the eight months ended December 31, 2014 due to continued production and depletable costs that resulted from the drilling and completion of additional wells. As a result of the Trinity transaction and distribution of natural resources assets to our Parent during the eight months ended December 31, 2014, DD&A decreased compared to prior periods and will only apply to our overriding royalty interest properties going forward.
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

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Total other loss, comprised primarily of net realized and unrealized loss on our investments, favorably changed $63.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Net realized and unrealized loss on our investments totaled $7.1 million for the year ended December 31, 2016 compared to $70.6 million for the same prior year period. As commodity prices were less volatile during 2016 compared to 2015, during which we saw significant declines in crude oil and natural gas prices, we experienced a modest recovery in the investment values compared to 2015. For example, the long-term price of WTI crude oil was approximately $67 per barrel, $50 per barrel and $56 per barrel as of December 31, 2014, 2015 and 2016, respectively, and the long-term price of natural gas was approximately $3.77 per mcf, $2.90 per mcf and $2.87 per mcf as of December 31, 2014, 2015 and 2016, respectively.

For the eight months ended December 31, 2014
Other loss totaled $115.1 million for the eight months ended December 31, 2014. This loss was primarily as a result of a $113.7 million net realized and unrealized loss on our investments, of which $95.1 million was related to unrealized losses on Trinity. As described above, during the third quarter of 2014, certain of our working interests in oil and gas properties, which were previously carried at cost, net of DD&A, were contributed along with assets from a third party to form Trinity and were classified as interests in joint ventures and partnerships, at estimated fair value. Changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. This change in accounting treatment, coupled with declining commodity prices, negatively impacted the fair value of Trinity. Specifically, this decrease in value was primarily attributable to a drop in long‑term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2014 with the greatest declines occurring in the fourth quarter. For example, the long-term price of WTI crude oil declined from approximately $85 per barrel to $67 per barrel and the 2017 price of natural gas declined from approximately $4.22 per mcf to $3.77 per mcf as of September 30, 2014 and December 31, 2014, respectively. For additional information regarding our natural resources valuation methodologies, see “Fair Value of Financial Instruments” in Note 2 to the consolidated financial statements included elsewhere in this report.
Predecessor Company

For the four months ended April 30, 2014

Other loss totaled $8.1 million for the four months ended April 30, 2014 primarily attributable to an $8.4 million net realized and unrealized loss on our commodity swaps, of which $2.5 million was from derivative settlements and the remaining was from changes in market valuations on the derivatives.

Other Expenses

Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Total other expenses decreased $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily driven by a decrease in other general and administrative expenses largely due to the absence of overhead expenses incurred during the year ended December 31, 2015 and not in 2016 as a result of the Trinity transaction. As of December 31, 2016 and December 31, 2015, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, excluding noncontrolling interests, totaled $190.1 million and $196.4 million, respectively.

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

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	Successor Company			Predecessor Company
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Revenues
Dividend income	$13,899	$19,770	$13,090	$21,205
Total revenues	13,899	19,770	13,090	21,205
Investment costs and expenses
Interest expense:
Credit facilities	—	—	—	29
Senior notes	1,056	977	501	262
Junior subordinated notes	591	578	298	134
Other interest expense	—	13	7	—
Total interest expense	1,647	1,568	806	425
Other	3	—	9	—
Total investment costs and expenses	1,650	1,568	815	425
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(548)	163	(2,055)	128
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(548)	163	(2,055)	128
Net realized and unrealized gain (loss) on investments	(6,289)	29,011	13,849	(11,717)
Other income	22	—	—	—
Total other income (loss)	(6,815)	29,174	11,794	(11,589)
Other expenses
Related party management compensation:
Base management fees	289	313	392	135
Total related party management compensation	289	313	392	135
Professional services	159	92	84	95
Other general and administrative	17	7	—	—
Total other expenses	465	412	476	230
Income before income taxes	4,969	46,964	23,593	8,961
Income tax expense	1,268	1,036	435	16
Net income	$3,701	$45,928	$23,158	$8,945

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our consolidated statements of operation.

Revenues

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues, comprised primarily of dividend income, decreased $5.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and represented dividend income from certain of our commercial real estate assets, primarily from those acquired during 2012 and 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of December 31, 2016 and 2015, our commercial real estate assets had carrying values of $184.1 million and $249.4 million, respectively.

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

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Investment costs and expenses, which primarily represented allocated interest expense, remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015 at $1.7 million and $1.6 million, respectively. As of December 31, 2016 and 2015, our commercial real estate assets had carrying values of $184.1 million and $249.4 million, respectively, and represented approximately 4.1% and 3.7%, respectively, of our total investment portfolio balance.

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

Other Income (Loss)

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Other income (loss) unfavorably changed $36.0 million from other income of $29.2 million for the year ended December 31, 2015 to other loss of $6.8 million for the year ended December 31, 2016, primarily driven by net realized and unrealized gain (loss) on investments which unfavorably changed $35.3 million. A majority of the unfavorable change in net realized and unrealized loss on investments was attributable to two investments: (i) the first investment, which was acquired in 2013, had $10.4 million of unrealized losses for the year ended December 31, 2016, which was offset by an $8.1 million cash distribution during the period and was recorded as dividend income and (ii) the second investment, which was our first commercial real estate investment acquired in early 2012, had unrealized losses of $4.0 million for the year ended December 31, 2016 compared to unrealized gains of $6.9 million for the year ended December 31, 2015. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments.

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

Successor Company

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Other expenses, which primarily represented allocated net base management fees and professional services expenses, remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015 at $0.5 million and $0.4 million, respectively. As of December 31, 2016 and 2015, our commercial real estate assets had carrying values of $184.1 million and $249.4 million, respectively, which represented approximately 4.1% and 3.7%, respectively, of our total investment portfolio balance.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the year ended December 31, 2016 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
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

For the year ended December 31, 2016, we recorded total income tax expense of $1.4 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $3.4 billion as of December 31, 2016 and $5.7 billion as of December 31, 2015. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	December 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$3,286,630	$3,271,336	$3,194,328	$5,513,949	$5,401,562	$4,997,394
Second lien	67,865	68,359	58,584	83,492	81,453	78,267
Subordinated	78,564	79,788	52,352	125,205	136,800	112,949
Total	$3,433,059	$3,419,483	$3,305,264	$5,722,646	$5,619,815	$5,188,610

As of December 31, 2016, $3.3 billion par amount, or 96.5%, of our corporate loan portfolio was floating rate and $119.0 million par amount, or 3.5%, was fixed rate. In addition, as of December 31, 2016, $109.0 million par amount, or 3.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 61.6% was denominated in Euros. As of December 31, 2015, $5.6 billion par amount, or 97.5%, of our corporate loan portfolio was floating rate and $142.6 million par amount, or 2.5%, was fixed rate. In addition, as of December 31, 2015, $163.2 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.6% was denominated in Euros.
As of December 31, 2016, our fixed rate corporate loans, which included pay-in-kind interest, had a weighted average coupon of 13.5% and a weighted average years to maturity of 2.9 years, as compared to 15.7% and 4.2 years, respectively, as of December 31, 2015. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.8% as of December 31, 2016 and 4.5% as of December 31, 2015, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.0% as of December 31, 2016 and 3.7% December 31, 2015. The weighted average years to maturity of our floating rate corporate loans was 4.8 years as of December 31, 2016 and 4.1 years December 31, 2015.
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
As of December 31, 2016, we held a total par value and estimated fair value of non-accrual loans of $114.1 million and $26.0 million, respectively, and $435.2 million and $127.5 million, respectively, as of December 31, 2015.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of December 31, 2016, no corporate loans in our portfolio were in default. As of December 31, 2015, we had one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.

Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2016, approximately 21% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of our corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC ("TXU") and PQ Corp., which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of our corporate loans.
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

The charge-offs recorded during the four months ended April 30, 2014 were comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

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
Impaired Loans
Beginning on the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need to assess loans for impairment. Accordingly, disclosures related to impaired loans pertain to the Predecessor Company. Prior to the Effective Date, impaired loans consisted of loans held for investment where we had determined that it was probable that we would not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not have been in default at the time a loan was designated as being impaired and all impaired loans were placed on non‑accrual status.
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

	For the four months ended April 30, 2014
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

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $311.2 million and $447.8 million as of December 31, 2016 and December 31, 2015, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	December 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$156,546	$125,515	$61,687	$178,396	$166,313	$110,406
Senior unsecured	25,280	28,842	29,133	137,634	137,949	142,990
Subordinated	129,331	111,544	97,723	131,720	122,997	114,502
Total	$311,157	$265,901	$188,543	$447,750	$427,259	$367,898

As of December 31, 2016, $151.0 million par amount, or 52.7%, of our corporate debt securities portfolio was fixed rate and $135.3 million par amount, or 47.3%, was floating rate. In addition, we had $24.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2015, $307.1 million par amount, or 72.3%, of our corporate debt securities portfolio was fixed rate and $117.9 million par amount, or 27.7%, was floating rate. In addition, we had $22.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs.
As of December 31, 2016, $24.8 million par amount, or 8.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.2% was denominated in Euros. As of December 31, 2015, $26.2 million par amount, or 5.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.3% was denominated in Euros.
As of December 31, 2016, our fixed rate corporate debt securities had a weighted average coupon of 10.0% and a weighted average years to maturity of 3.3 years, as compared to 8.4% and 2.8 years, respectively, as of December 31, 2015. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.7% as of both December 31, 2016 and December 31, 2015, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both December 31, 2016 and December 31, 2015. The weighted average years to maturity of our floating rate corporate debt securities was 4.8 years and 5.9 years as of December 31, 2016 and December 31, 2015, respectively.

Successor Company
Defaulted Securities
As of December 31, 2016 and December 31, 2015, no corporate debt securities in our portfolio were in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2016, approximately 97% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd. which combined represented $134.7 million, or approximately 71% of the estimated fair value of our corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc. which combined represented $192.5 million, or approximately 52% of the estimated fair value of our corporate debt securities.
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
Natural Resources Holdings

Our natural resources holdings consisted of the following as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	As of December 31, 2016	As of December 31, 2015
Oil and gas properties, net	$110,934	$114,868
Interests in joint ventures and partnerships(1)	107,348	114,136
Total	$218,282	$229,004
_____________________

(1)
Includes $28.2 million and $32.6 million of noncontrolling interests as of December 31, 2016 and December 31, 2015, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of December 31, 2016 and December 31, 2015, our oil and gas properties, net totaled $110.9 million and $114.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 1,014 and 902 gross productive wells as of December 31, 2016 and December 31, 2015, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

Commodity prices, specifically natural gas and oil, have been volatile. Following a meaningful fall in commodity prices that started in the second half of 2014, the long-term prices of WTI crude oil and natural gas have had less volatility during 2016 compared to 2015. For example, the long-term price of WTI crude oil was approximately $50 per barrel and $56 per barrel as of December 31, 2015 and 2016, respectively, and the long-term price of natural gas was approximately $2.90 per mcf and $2.87 per mcf as of December 31, 2015 and 2016, respectively. For the year ended December 31, 2016, unrealized losses on our natural resources assets totaled $7.1 million in comparison to $70.6 million as of December 31, 2015. If commodity prices decline and such decline is not offset by other factors, we would generally expect the value of our natural resources assets to be adversely impacted. Conversely, if commodity prices increase, we would generally expect the value of our natural resources assets to be favorably impacted.
Equity Holdings

As of December 31, 2016 and December 31, 2015, our equity investments carried at estimated fair value totaled $168.7 million and $262.9 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four month ended April 30, 2014
Beginning balance	$262,946	$181,378	297,054	$181,212
Additions	20,315	122,066	43,885	105,192
Dispositions and paydowns	(86,509)	(10,232)	(125,281)	(11,262)
Unrealized gains (losses)	(27,729)	(28,297)	(30,168)	14,933
Other(1)	(365)	(1,969)	(4,112)	1,284
Ending balance	$168,658	$262,946	$181,378	$291,359
_____________________
(1) Includes foreign exchange translation.

As discussed further below under "Contributions and Distributions," certain equity investments at estimated fair value were contributed from and distributed to our Parent during the second half of 2014.

Interests in Joint Ventures and Partnerships Holdings
As of December 31, 2016 and December 31, 2015, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $794.0 million, which included noncontrolling interests of $71.6 million and $888.4 million, which included noncontrolling interests of $82.9 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.
Equity
Our total equity at December 31, 2016 totaled $1.9 billion, which included $71.6 million of noncontrolling interests related to entities we consolidate. Comparatively, our total equity at December 31, 2015 totaled $2.0 billion, which included $82.9 million of noncontrolling interests, related to entities we consolidate. Noncontrolling interests represent the equity component held by third parties.
Contributions and Distributions
We received contributions of certain assets, including cash, from our Parent and we made distributions of assets, including cash, as distributions on our common shares, which are all held by our Parent in order to facilitate the management and administration of such assets by us and for other general corporate purposes.
In March 2017, our board of directors approved a $16.7 million distribution to our Parent, as the holder of all our common shares, and a $17.6 million capital contribution representing additional capital account credits for the general partner interests in an alternative credit fund discussed below.

In December 2016, our board of directors approved the receipt of a contribution from our Parent for the general partner interest in an alternative credit fund and the distribution of certain of our loans, equity investments and CLO subordinated notes owned by us to our Parent, as the holder of all our common shares. The net estimated fair value of the contribution and distributions was approximately $135.0 million at the time of transfer and was completed during December 2016.

Separately, in May 2016 our board of directors approved the distribution of certain of our loans, equity investments and CLO subordinated notes owned by us to our Parent, as the holder of all our common shares. The estimated fair value of these distributions totaled approximately $132.0 million and was completed during May 2016.

In October 2015, our board of directors approved the receipt of a contribution from our Parent of certain general partner interests in a different alternative credit fund than that mentioned above. The estimated fair value of the contribution totaled approximately $251.7 million at the time of transfer and was completed on October 30, 2015.

Separately, in October 2015, our board of directions approved the distribution of cash to our Parent totaling $251.7 million, which was paid on October 30, 2015.

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding for the years ended December 31, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
June 23, 2016	July 8, 2016	July 15, 2016	$0.460938
September 22, 2016	October 10, 2016	October 17, 2016	$0.460938
December 22, 2016	January 10, 2017	January 17, 2017	$0.460938
Year ended December 31, 2015
March 26, 2015	April 8, 2015	April 15, 2015	$0.460938
June 25, 2015	July 8, 2015	July 15, 2015	$0.460938
September 24, 2015	October 8, 2015	October 15, 2015	$0.460938
December 23, 2015	January 8, 2016	January 15, 2016	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our common shares. The following table shows the distributions declared on common shares for the years ended December 31, 2016 and 2015:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2016 (1)
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Third Quarter ended September 30, 2016	(2)	(2)	(2)
Fourth Quarter ended December 31, 2016	February 9, 2017	February 10, 2017	$534,323
Year ended December 31, 2015 (1)
First Quarter ended March 31, 2015	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015	February 25, 2016	February 26, 2016	$383,135
_________________________
(1) We distributed certain other assets to our Parent as discussed above under "Contributions and Distributions."
(2) There were no distributions declared or paid for the period.

Distribution amounts and the decision whether or not to declare and pay a distribution to the holders of common shares and Series A LLC Preferred Shares are determined by our board of directors and in certain cases by the executive committee of the board of directors. Distributions are determined based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.
Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any distribution of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. Refer to “Non‑Cash ‘Phantom’ Taxable Income” below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of December 31, 2016, we had unrestricted cash and cash equivalents totaling $627.2 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of December 31, 2016, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

Since April 30, 2014, the date we became a subsidiary of KKR & Co., the size of our corporate loan and debt securities portfolio has declined largely due to the calling of our CLOs. As of December 31, 2016, all of our legacy CLOs have been called for redemption. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of corporate loan and security interest income and interest expense on our CLO notes has declined along with the volatility in our interest income and interest expense. While the size of our CLO portfolio may continue to decline in the near term, along with the levels of associated corporate loan and security interest income and interest expense on our CLO notes, as we have called for redemption all notes issued by all six legacy CLOs, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs.

Sources of Funds

CLO Transactions

In accordance with GAAP, we consolidate certain CLO subsidiaries, (collectively the "Cash Flow CLOs"), as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

During the year ended December 31, 2016, we issued $7.0 million par amount of CLO 13 class F notes for proceeds of $5.9 million.

During December 2016, we declared a distribution in kind on our common shares of certain subordinated notes to our Parent as the sole holder of our common shares and distributed an aggregate $106.5 million par amount of CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 subordinated notes to our Parent. These notes were previously owned by us and eliminated in consolidation. Following the distribution, certain of the subordinated notes were held by an affiliate of our Manager and reflected as collateralized loan obligation junior secured notes to affiliates, at estimated fair value, on our consolidated balance sheets. However, for certain CLOs, specifically CLO 11 and CLO 13, it was determined that we no longer met the consolidation criteria and therefore de-consolidated these two CLOs, resulting in a reduction of consolidated CLO liabilities of approximately $967.3 million.

On December 15, 2016, we closed CLO 16, a $711.3 million secured financing transaction maturing on January 20, 2029. We issued $644.3 million par amount of senior secured notes to unaffiliated investors, $634.8 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.04% and $9.5 million of which was fixed rate with a coupon of 4.80%. The CLO also issued $4.5 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 16 collateralize the CLO 16 debt, and as a result, those investments are not available to us, our creditors or shareholders.

On September 14, 2016, we closed CLO 15, a $410.8 million secured financing transaction maturing on October 18, 2028. We issued $370.5 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.05%. The CLO also issued $12.1 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 15 collateralize the CLO 15 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

During May 2016, we declared a distribution in kind on our common shares of certain subordinated notes to our Parent as the sole holder of our common shares and distributed an aggregate $96.5 million par amount of CLO 9, CLO 10, CLO 11 and CLO 13 subordinated notes. These notes were previously owned by us and eliminated in consolidation. Following the distribution, the subordinated notes were held by an affiliate of our Manager and reflected as collateralized loan obligation junior secured notes to affiliates, at estimated fair value, on our consolidated balance sheets.

During April 2016, the remaining $15.1 million par amount of CLO 2007-A subordinated notes owned by third parties were deemed repaid in full, whereby the CLO distributed assets held as collateral in CLO 2007-A to the subordinated note holders.

During the year ended December 31, 2015, we issued $30.0 million par amount of CLO 2005-2 class E notes for proceeds of $30.2 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million.

On December 16, 2015, we closed CLO 13, a $412.0 million secured financing transaction maturing on January 16, 2028. We issued $370.0 million par amount of senior secured notes to unaffiliated investors, $350.0 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.19% and $20.0 million of which was fixed rate with a weighted-average coupon of 3.83%. The CLO also issued $4.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 13 collateralize the CLO 13 debt, and as a result, those investments are not available to us, our creditors or shareholders. As mentioned above, we de-consolidated CLO 13 as of December 31, 2016.

On May 7, 2015, we closed CLO 11, a $564.5 million secured financing transaction maturing on April 15, 2027. We issued $507.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. The CLO also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to us, our creditors or shareholders. As mentioned above, we de-consolidated CLO 11 as of December 31, 2016.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of December 31, 2016, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 15 and CLO 16 will end their reinvestment periods during July 2017, January 2018, October 2018, December 2018, October 2020 and January 2021, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During August 2016, we called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. In addition, during October 2016, the remaining $134.5 million par amount of CLO 2007-1 subordinated notes owned by third parties were deemed repaid in full, whereby the CLO distributed assets held as collateral in CLO 2007-1 to the subordinated note holders. During November 2015, we called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. In addition, during July 2015, we called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. Furthermore, during February 2015, we called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. In connection with the repayment of CLO 2007-1 notes and CLO 2006-1 notes, the related pay-fixed, receive-variable interest rate swaps used to hedge interest rate risk associated with the CLOs, with contractual notional amounts of $142.3 million and $84.0 million, respectively, were terminated.

During the year ended December 31, 2016, excluding the amounts repaid for called CLOs, $2.0 million of original CLO 13 secured notes were repaid. Comparatively, during the year ended December 31, 2015, excluding the amounts repaid for called CLOs, $887.1 million of original CLO 2007-1 senior notes were repaid.

CLO 2011-1 and CLO 2016-1 do not have reinvestment periods and all principal proceeds from holdings in the respective CLOs are used to amortize the transaction. During the year ended December 31, 2016, $348.4 million par amount of original CLO 2016-1 secured and subordinated notes were repaid in full. In addition, during December 2016, the remaining $8.2 million par amount of CLO 2016-1 subordinated notes owned by third parties were deemed repaid in full, whereby the CLO distributed assets held as collateral in CLO 2016-1 to subordinated note holders. During March 2016, we called CLO 2011-1 and repaid all senior debt totaling $249.3 million par amount. Comparatively, during the year ended December 31, 2015, $153.2 million of original CLO 2011-1 senior notes were repaid.

CLO Warehouse Facility

On November 1, 2016, CLO 17 entered into a $200.0 million CLO warehouse facility ("CLO 17 Warehouse"), which will mature upon the closing of CLO 17. The CLO 17 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing will be used to repay the CLO 17 Warehouse in full. Debt issued under the CLO 17 warehouse was non-recourse to us beyond the assets of CLO 17 and bore interest rates ranging from three-month LIBOR plus 1.25% to 2.20%. Upon the closing of CLO 17, the aggregate amount outstanding under the CLO 17 Warehouse will be repaid.

On July 22, 2015, CLO 13 entered into a $350.0 million CLO warehouse facility ("CLO 13 Warehouse"), which matured upon the closing of CLO 13 on December 16, 2015. The CLO 13 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 13 Warehouse in full. Debt issued under the CLO 13 Warehouse was non-recourse to us beyond the assets of CLO 13 and bore interest at rates ranging from three-month LIBOR plus 1.50% to 2.25%. Upon the closing of CLO 13 on December 16, 2015, the aggregate amount outstanding under the CLO 13 Warehouse was repaid.

On March 2, 2015, CLO 11 entered into a $570.0 million CLO warehouse facility ("CLO 11 Warehouse"), which matured upon the closing of CLO 11 on May 7, 2015. The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to us beyond the assets of CLO 11 and bore interest at rates ranging from three-month LIBOR plus 1.25% to 1.75%. Upon the closing of CLO 11 on May 7, 2015, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

Senior Notes

On November 15, 2016, we redeemed $258.8 million aggregate principal amount of 8.375% Senior Notes due 2041 (the "Notes due 2041"), in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. The transaction resulted in us recording a gain of $29.8 million.

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of December 31, 2016 and December 31, 2015, we had unfunded financing commitments for corporate loans totaling $3.2 million and $8.6 million, respectively.

We participate in joint ventures and partnerships alongside affiliates of our Manager through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $279.4 million as of December 31, 2016, whereby approximately 91% was related to our credit segment and 9% was related to our other segment. As of December 31, 2015, we estimated these future contributions to total approximately $163.0 million, whereby approximately 44% was related to our credit segment, 34% was related to our natural resources segment and 22% was related to our other segment.

As of December 31, 2016 and December 31, 2015, we had investments, held alongside affiliates of our Manager, in real estate entities that were financed with non-recourse debt totaling approximately $1.1 billion and $1.6 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts. In connection with certain of these investments, joint and several non-recourse ‘‘bad boy’’ guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2016 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2016. The remaining contractual maturities in the table below were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because we, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and/or determinable payments (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 ‑ 3 years	3 ‑ 5 years	More than 5 years
CLO 2012‑1 notes(1)	$493,104	$11,054	$22,108	$22,108	$437,834
CLO 2013‑1 notes(1)	582,999	11,879	23,759	23,759	523,602
CLO 2013‑2 notes(1)	458,790	9,776	19,552	19,552	409,910
CLO 9 notes(1)	643,325	13,400	26,801	26,801	576,323
CLO 10 notes(1)	511,795	11,685	23,371	23,371	453,368
CLO 15 notes(1)	516,476	11,348	22,696	22,696	459,736
CLO 16 notes(1)	849,497	16,652	33,302	33,303	766,240
CLO warehouse facility(2)	20,375	20,375	—	—	—
Senior notes(3)	332,561	8,625	17,250	17,250	289,436
Junior subordinated notes(4)	470,695	9,475	18,950	18,950	423,320
Other commitments(5)	283,063	39,294	241,671	278	1,820
Total	$5,162,680	$163,563	$449,460	$208,068	$4,341,589
_________________________

(1)
Includes interest to be paid over the maturity of the CLO notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2016 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2016.

(2)
Includes interest to be paid over the maturity of the CLO warehouse facility which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2016 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2016.

(3)
Includes interest to be paid over the maturity of the senior notes which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2016 is held until its final maturity date. The future interest payments are calculated using the stated 7.5% interest rate.

(4)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2016 is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2016, at spreads to market rates pursuant to the financing agreements, and range from 3.1% to 3.6%.

(5)
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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non- United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the fourth quarter of 2016. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat as majority-

owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our majority-owned subsidiaries may rely solely on the exceptions from the definition of “investment company” found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our majority-owned subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while our real estate subsidiaries, including those that are taxed as REITs for United States federal income tax purposes, generally rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

In addition, we anticipate that one or more of our subsidiaries, will qualify for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, and/or Section 3(c)(5) (B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services and, in each case, the entities are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates. In order to rely on Sections 3(c)(5)(A) and (B) and be deemed “primarily engaged” in the applicable businesses, at least 55% of an issuer’s assets must represent investments in eligible loans and receivables under those sections. We intend to treat as qualifying assets for purposes of these exceptions the purchases of loans and leases representing part or all of the sales price of equipment and loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and maritime and infrastructure projects or improvements. We intend to rely on guidance published by the SEC or its staff in determining which assets are deemed qualifying assets.

As noted above, if the combined values of the securities issued to us by any non-majority-owned subsidiaries and our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceed 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, the type of investments we make, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement effective the date immediately prior to our becoming an investment company. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters- Qualifying Income Exception”.

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(A), (B), (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release”).

The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7and indicated various steps it may consider taking in connection with Rule 3a-7 although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5) (C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2016, $101.7 million estimated fair value, or 2.9%, of our corporate debt portfolio was denominated in foreign currencies, of which 69.3% was denominated in Euros. In addition, as of December 31, 2016, $134.4 million estimated fair value, or 15.1%, of our interests in joint ventures and partnerships and equity investments were denominated in foreign currencies, of which 18.8% was denominated in Euros, 29.4% was denominated in the British pound sterling and 26.8% was denominated in Chinese Yuan Renminbi.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of December 31, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $460.3 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of December 31, 2016, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Increase/(decrease) in income
Increase of 1.0%	$5,036
Increase of 2.0%	$8,872
Increase of 3.0%	$12,708
Increase of 4.0%	$16,544
Increase of 5.0%	$20,380

As of December 31, 2016, approximately 89.1% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.96%. Given these LIBOR floors, increase in short-term interest rates of 1% or more will result in a greater positive impact as yields on interest-bearing assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of December 31, 2016, we had interest rate swaps with a contractual notional amount of $141.0 million, the majority of which were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. The estimated fair value of the interest rate swaps is based on the 30-year swap rate and all changes in value are reflected as net unrealized gains and losses on the condensed consolidated statements of operations. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of December 31, 2016
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(27,263)
Foreign exchange forward contracts and options	(460,282)	38,476
Common stock warrants	—	1,528
Options	—	1,001
Total		$13,742

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2016 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps(1)	$(623)	$—	$—	$(26,640)	$(27,263)
Foreign exchange forward contracts and options	16,087	22,403	(14)	—	38,476
Total	$15,464	$22,403	$(14)	$(26,640)	$11,213

(1)	During August 2016, we called CLO 2007-1 and repaid all senior and mezzanine notes. In connection with this repayment, the related interest rate swap was terminated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages 118 through 173 in this Annual Report on Form 10‑K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a‑ 15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of our financial reports and preparation of our financial statements for external purposes in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager agreed to waive incentive fees of $16.1 million for the year ended December 31, 2016, which were attributable to a non-cash item.

KKR & Co. periodically issues press releases, hosts calls and webcasts, publishes presentations on its website, and files reports with the Securities and Exchange Commission, including, for example, earnings releases containing financial results for its completed fiscal quarters, related conference calls and quarterly reports on Form 10‑Q or annual reports on Form 10‑K. Such presentations, reports, calls and webcasts may contain information regarding the Company, which is a subsidiary of KKR & Co.

Additional information regarding such filings and events may be found at the Investor Center for KKR & Co. L.P. under “Events & Presentations,” “Press Releases” and “SEC Filings”, and KKR & Co.’s periodic filings with the SEC are accessible on the Securities and Exchange Commission’s website at www.sec.gov. Such presentations, reports, calls and webcasts whether published on KKR & Co.’s website or filed with the Securities and Exchange Commission are not incorporated by reference in this report and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following tables set forth information about our directors as of March 22, 2017.
DIRECTORS

Name	Age	Biography
William J. Janetschek	54
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

Richard Kreider	55
Richard Kreider has been a director since May 2014. He spent 28 years working at KKR prior to retiring in April 2014, with the last five years as a finance director in business operations. Mr. Kreider graduated from Villanova University with a B.S. in Accountancy and received his M.B.A. from New York University. Mr. Kreider brings extensive experience working with KKR to our board of directors.

Jonathan David Thomas	40
Jonathan David Thomas has been a director since May 2014. Mr. Thomas is the Chief Financial Officer for Jim's Supply Co., Inc., a steel service center and vineyard supply manufacturer. Prior to his current role, Mr. Thomas was the Chief Financial Officer Jakov P. Dulcich & Sons and its affiliates until December 2016. Mr. Thomas also worked at KKR in various roles including financial planning and SEC reporting and worked in the audit practice at PricewaterhouseCoopers. Mr. Thomas graduated from the University of Maine with a B.S. in Business Administration. Mr. Thomas brings valuable accounting and financial reporting experience to our board of directors.

EXECUTIVE OFFICERS
We are externally managed and advised by our Manager. Our Manager was formed in July 2004. All of our executive officers are employees of our Manager or one or more of its affiliates. The following sets forth certain information with respect to our executive officers:

Name and Position	Age	Biography
William J. Janetschek President and Chief Executive Officer	54	For biographical information on Mr. Janetschek see table above under the heading “Directors”.

Jeffrey B. Van Horn Chief Operating Officer	56
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

Thomas N. Murphy Chief Financial Officer and Treasurer	50
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

Nicole J. Macarchuk General Counsel and Secretary	48
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, or Reporting Persons, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. We have two classes of equity securities, our 7.375% Series A LLC Preferred Shares and our common shares. Reporting Persons are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based on the review of filings made with the SEC and representations made by the Reporting Persons, we believe that during 2016 all of our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.
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
BOARD OF DIRECTORS AND COMMITTEES
Our board of directors directs the management of our business and affairs, as provided by our Operating Agreement and Delaware law, and conducts its business through meetings of the board of directors and its committees. We have two standing committees of the board of directors, the Affiliated Transactions Committee and the Executive Committee. The Affiliated Transaction Committee is made up entirely of Independent Directors. Matters put to a vote at either of these committees must be approved by a majority of the directors on the committee who are present at a meeting at which there is a quorum or by unanimous written or electronic consent of the directors on that committee. Our board of directors has adopted a written charter for the Affiliated Transactions Committee. Our board of directors may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our board of directors. Because we are a controlled company and a subsidiary of KKR & Co., another listed issuer, we are not required by NYSE or SEC rules to establish an audit committee, a compensation committee, a nominating and corporate governance committee or to meet other substantive NYSE corporate governance requirements.
Affiliated Transactions Committee
The members of the Affiliated Transactions Committee are the Independent Directors. The Affiliated Transactions Committee is responsible for considering and taking action with respect to: any matters that, in the determination of the Manager, are reserved for action by the Independent Directors under the Management Agreement; any other matter involving the Manager or its affiliates that, in the determination of the Manager, involve a material conflict of interest with the Company; and any other matter that the board of directors (including its Executive Committee) determines to refer to the Affiliated Transactions Committee for its consideration. The Affiliated Transactions Committee has the authority to act (including the power to take action on behalf of the Company without further action from the board of directors) with respect to any matter described above reserved for action by the Independent Directors or involving a material conflict with the Manager or its affiliates as well as to exercise any additional powers delegated to it by the board of directors or Executive Committee.
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
The Management Agreement expired on December 31, 2016, was automatically renewed for a one‑year term expiring on December 31, 2017 and will be automatically renewed for a one‑year term on each anniversary date thereafter, unless terminated. Our board of directors review our Manager’s performance periodically and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two‑thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12‑month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
We do not employ personnel and therefore rely on the resources and personnel of our Manager and its affiliates to conduct our operations. For performing these services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. Our Manager also receives reimbursements for certain expenses.
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
During the year ended December 31, 2016, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “The Collateral Management Agreements” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes.
For the year ended December 31, 2016, $7.1 million of base management fees, net of Fee Credits totaling $15.1 million, were earned by our Manager.

Reimbursement of Expenses
Because our Manager and its affiliates perform certain legal, accounting and due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s‑length basis.
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
For the year ended December 31, 2016, we incurred reimbursable expenses to our Manager of $3.8 million.
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
For the year ended December 31, 2016, the Manager agreed to waive $16.1 million of incentive fees.
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
Fees Waived
No CLO management fees were waived during the year ended December 31, 2016.
Fees Charged and Fee Credits
During the year ended December 31, 2016, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR CLO 9, Ltd. ("CLO 9"), KKR CLO 10, Ltd. ("CLO 10"), KKR CLO 11, Ltd. ("CLO 11"), KKR CLO 13, Ltd. ("CLO 13") and KKR 2016-1, Ltd. ("CLO 2016-1") via an offset to the quarterly base management fees payable to our Manager. As we own less than 100% of the subordinated notes for these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited us the CLO management fees from KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) and KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”) based on our 100% ownership of the subordinated notes in the CLO.
During the year ended December 31, 2016, we recorded aggregate collateral management fees expense totaling $23.4 million, of which we received Fee Credits totaling $15.1 million to offset the quarterly base management fees payable to our Manager.
2007 Share Incentive Plan
We adopted the 2007 Share Incentive Plan to provide incentives to employees (should we have any employees), Pre‑Merger Independent Directors (as defined below), our Manager and other service providers. In connection with the Merger Transaction, each KFN restricted common share (other than any restricted Company Common Shares held by our Manager) issued and outstanding under the 2007 Share Incentive Plan was converted into a number of restricted KKR common units (having the same terms and conditions, including applicable vesting requirements, as applied to such KFN restricted common shares). The 2007 Share Incentive Plan was terminated in May 2015, but continued to govern with respect to then outstanding unvested awards. All outstanding awards representing 37,214 restricted KKR common units vested on March 1, 2016.
DIRECTOR COMPENSATION
Only Messrs. Kreider and Thomas (the “Outside Directors”) were compensated for their service on our board of directors during 2016. The following table sets forth information concerning the compensation for those of our directors who received compensation for their service on our board of directors during 2016.

2016 Director Compensation

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
Side-by-Side Investments
Our Outside Directors are permitted to invest and have invested their own capital in side‑by‑side investments with KKR's funds. Side‑by‑side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side‑by‑side investments are not subject to management fees or a carried interest. For any individual Outside Director, the cash invested by such Outside Director and their investment vehicles for the year ended December 31, 2016 did not exceed $350,000.
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

William Janetschek Richard Kreider Jonathan Thomas
Compensation Committee Interlocks and Insider Participation
For a description of the relationships between certain members of our board of directors and the Company or its affiliates, see “Item 10. Directors, Executive Officers and Corporate Governance-Directors” and “-Executive Officers”. For a description of certain transactions between us and members of our board of directors or between us and KKR and its affiliates, which employ a member of our board of directors, see “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table presents certain information known to us regarding the beneficial ownership of our common shares. In accordance with SEC rules, each listed person’s beneficial ownership includes:

•	all shares the investor actually owns (of record or beneficially);

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of common share options that are currently vested or which are scheduled to vest within 60 days).
Information is given as of March 22, 2017. The table presents information regarding:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and
•each holder of shares known to us to own beneficially more than five percent of our common shares.

Name and Address of Beneficial Owner(1)	Number of KFN Common Shares Beneficially Owned	Percentage of KFN Common Shares Beneficially Owned(2)
KKR Fund Holdings L.P.(3)	100	100%
William J. Janetschek	-	0%
Richard Kreider	-	0%
Nicole J. Macarchuk	-	0%
Thomas N. Murphy	-	0%
Jonathan David Thomas	-	0%
Jeffrey B. Van Horn	-	0%
All officers and directors as a group (5 persons)	-	0%

____________________________________

(1)	The address for all officers and directors of KFN is c/o KKR Financial Advisors LLC, 555 California Street, 50th Floor, San Francisco, California 94104.

(2)	Based on 100 KFN common shares outstanding as of March 22, 2017.

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

EQUITY COMPENSATION PLAN INFORMATION
In connection with the Merger Transaction described above in “Part I-Item 1. Business”, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger and (ii) all outstanding equity awards made pursuant to the 2007 Share Incentive Plan (other than any restricted KFN commons shares held by our Manager) were converted into awards in respect of KKR common units having the same terms and conditions, including applicable vesting requirements, as applied to such KFN common share awards. No additional awards were made pursuant to the 2007 Share Incentive Plan since such time and, except with respect to the outstanding equity awards, the 2007 Share Incentive Plan was terminated in May 2015. All outstanding awards under the 2007 Share Incentive Plan vested on March 1, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Relationships With The Manager
As of March 22, 2017, KKR Fund Holdings, an affiliate of our Manager, beneficially owned 100% of our common shares. As a result, the Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
We are a party to the Management Agreement with our Manager pursuant to which our Manager provides for the day‑to‑day management of our operations. We do not have any employees and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. The Manager also receives reimbursement for certain expenses. For the year ended December 31, 2016, our Manager earned $7.1 million in net base management fees. In addition, for the year ended December 31, 2016, our Manager agreed to waive incentive fees of $16.1 million. We are required to reimburse our Manager for certain expenses incurred on our behalf during any given year. For the year ended December 31, 2016, we incurred reimbursable general and administrative expenses of $3.8 million. So long as the Management Agreement remains in effect, we are required to continue to make quarterly payments of the base management fee and, if applicable, quarterly payments of incentive compensation to the Manager, and to reimburse the Manager for certain expenses. The base management fee is calculated as a percentage of our equity (as defined in the Management Agreement) and the incentive compensation is based upon our quarterly net income and, as a result, we cannot quantify the amount of those fees that will be payable in the future.
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
Fees Waived
No CLO management fees were waived during the year ended December 31, 2016.
Fees Charged and Fee Credits
During the year ended December 31, 2016, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including CLO 2007‑1, CLO 2012‑1, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 2016-1 via an offset to the quarterly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited us the CLO management fees from CLO 2013‑1 and CLO 2013‑2 based on our 100% ownership of the subordinated notes in the CLO.
During the year ended December 31, 2016, we recorded aggregate collateral management fees expense totaling $23.4 million, of which we received Fee Credits totaling $15.1 million, to offset the quarterly base management fees payable to our Manager.

Relationships With KKR; Other Relationships and Related Transactions
Co‑Investments
In the ordinary course of business, we invest in entities that are affiliated with KKR. As of December 31, 2016, our investments in KKR affiliated companies consisted of an aggregate $20.4 million par amount, which was primarily comprised of $20.1 million par amount of equity investments. In addition, as of December 31, 2016, we invested in certain joint ventures and partnerships alongside KKR & Co. and its affiliates with an aggregate estimated fair value of $680.5 million. Our board of directors has adopted a set of amended and restated investment guidelines and procedures, or the Investment Policies, to govern our relationship with KKR. The Investment Policies referred to below are those that were adopted by our board of directors on May 7, 2015. In addition to the policies described below, our Manager has adopted policies and guidelines related to affiliate transactions and relationships that are designed to address conflicts that may arise from such situations.
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
KFN Security Holdings
Certain members of Mr. Janetschek’s immediate family had an indirect interest in $100,000 principal amount of the Company's 8.375% senior notes due 2041, which were redeemed in 2016, and in $300,000 principal amount of the Company’s 7.500% senior notes due 2042 and in each case the related payments of periodic interest. These securities were acquired before Mr. Janetschek was an executive officer or director of the Company.
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

DIRECTOR INDEPENDENCE
See “Item 10-Corporate Governance-Director Independence” of this Form 10‑K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees and expenses billed by Deloitte for professional services rendered for the years ended December 31, 2016 and 2015 are set forth below.

	2016	2015
Audit Fees	$1,365,846	$1,185,000
Tax Fees	846,342	1,154,053
All Other Fees	—	—
Total Fees	$2,212,188	$2,339,053
Audit Fees were for the audits of our annual consolidated financial statements included in this Annual Report, reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10‑Q and other assistance required to complete the year‑end audits.
Tax Fees were for services rendered related to tax compliance and reporting.
All Other Fees would include services not otherwise described above-none were incurred in 2016 or 2015.
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
3.    Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S‑4	333‑140586	2	02/09/07

2.2	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company*	8‑K	001‑33437	2.1	12/16/13

3.1	Amended and Restated Operating Agreement of the Company, dated as of November 6, 2015	10‑Q	001‑33437	3.1	08/06/09

3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10‑K	001‑33437	3.2	03/01/10

3.3	Amendment No. 2 to the Amended and Restated Operating Agreement of the Company, effective as of January 10, 2013	8‑K	001‑33437	3.1	01/11/13

3.4	Share Designation of the 7.375% Series A LLC Preferred Shares, dated as of January 17, 2013	8‑K	001‑33437	3.1	01/17/13

3.5	Amendment No. 3 to the Amended and Restated Operating Agreement of the Company, dated as of June 27, 2014	8‑K	001‑33437	3.1	06/27/14

3.6	Amendment No. 4 to the Amended and Restated Operating Agreement of the Company, dated as of November 6, 2015	10‑Q	001‑33437	3.1	11/12/15

4.1	Form of Certificate for Common Shares	S‑3	333‑143451	4.2	06/01/07

4.2	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8‑K	001‑33437	4.1	11/15/11

4.3	Supplemental Indenture, dated as of March 20, 2012, between the Company, Wilmington Trust, National Association, as Trustee, and Citibank N.A., as Authenticating Agent, Paying Agent and Security Registrar	8‑K	001‑33437	4.2	03/20/12

4.4	Form of 7.500% Senior Note due March 20, 2042	8‑K	001‑33437	4.2	03/20/12

4.5	Form of 7.375% Series A LLC Preferred Share Global Certificate	8‑K	001‑33437	4.1	01/17/13

10.1	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8‑K	001‑33437	10.1	05/04/07

10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8‑K	001‑33437	10.1	06/15/07

10.3	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8‑K	001‑33437	10.8	05/04/07

10.4**	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005‑1, Ltd., KKR Financial CLO 2005‑1 Corp. and JPMorgan Chase Bank, National Association(1)	S‑11/A	333‑124103	10.6	06/09/05

10.5***	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S‑11/A	333‑124103	10.8	06/21/05

10.6***	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005‑1, Ltd. and KKR Financial Advisors II, LLC	S‑11/A	333‑124103	10.11	06/21/05

10.7***	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005‑1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S‑11/A	333‑124103	10.12	06/21/05

10.8	Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10‑K	001‑33437	10.21	03/02/09

10.9	Second Amendment Agreement to the Amended and Restated Management Agreement, dated as of February 27, 2013, between the Registrant and KKR Financial Advisors LLC	10‑K	001‑33437	10.17	02/28/13

10.10	Third Amendment Agreement to the Amended and Restated Management Agreement, dated as of June 27, 2014, between the Company and KKR Financial Advisors LLC	8‑K	001‑33437	10.1	06/27/14

10.11	Form of Indemnification Agreement by and among each member of the Board of Directors and the Company	8‑K	001‑33437	10.1	05/30/14

10.12	Fee Waiver Letter, dated November 7, 2016, between KKR Financial Advisors LLC and KKR Financial	10‑Q	001‑33437	10.1	11/09/16

21.1	List of Subsidiaries of the Registrant					X

31.1	Certification pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended					X

32	Certification pursuant to 18 U.S.C. Section 1350					X

99.1	KNR Trinity Holdings LLC Financial Statements as of and for the Years Ended December 31, 2016 and 2015 (Unaudited)					X

99.2	KNR Trinity Holdings LLC Financial Statements as of and for the Period from September 30, 2014 (Commencement of Operations) to December 31, 2014 (Audited)					X

99.3	Trinity River Energy, LLC Consolidated Financial Statements as of and for the Year Ended December 31, 2016 (Unaudited)					X

99.4	Trinity River Energy, LLC Combined and Consolidated Financial Statements as of and for the Years Ended December 31, 2015 and 2014 (Audited)					X

99.5	Maritime Credit Corporation Ltd. Combined and Consolidated Financial Statements as of and for the Year Ended December 31, 2016 (Audited)					X

99.6	Maritime Finance Company Ltd. Consolidated Financial Statements as of and for the Years Ended December 31, 2015 and 2014 (Unaudited)					X

99.7	KKR Nautilus Aggregator Limited Financial Statements as of and for the Year Ended December 31, 2016 (Audited)					X

99.8	KKR Nautilus Aggregator Limited Financial Statements as of and for the Years Ended December 31, 2015 and 2014 (Unaudited)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10‑K for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on March 29, 2017.

KKR Financial Holdings LLC (Registrant)

By:	/s/ Thomas N. Murphy
	Name:	Thomas N. Murphy
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Janetschek	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2017
William J. Janetschek
/s/ Jeffrey B. Van Horn	Chief Operating Officer	March 29, 2017
Jeffrey B. Van Horn
/s/ Thomas N. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2017
Thomas N. Murphy
/s/ Richard Kreider	Director	March 29, 2017
Richard Kreider
/s/ Jonathan David Thomas	Director	March 29, 2017
Jonathan David Thomas

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Form 10‑K
Filed with
Securities and Exchange Commission
December 31, 2016

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2016 (Successor), year ended December 31, 2015 (Successor), eight months ended December 31, 2014 (Successor) and four months ended April 30, 2014 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KKR Financial Holdings LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 (Successor), year ended December 31, 2015 (Successor), for the eight months ended December 31, 2014 (Successor) and four months ended April 30, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 2017

KKR Financial Holdings LLC and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$627,237	$320,122
Restricted cash and cash equivalents	512,312	487,374
Securities, at estimated fair value	229,206	417,519
Corporate loans, at estimated fair value	3,305,264	5,188,610
Equity investments, at estimated fair value	168,658	262,946
Oil and gas properties, net	110,934	114,868
Interests in joint ventures and partnerships, at estimated fair value	793,996	888,408
Derivative assets	46,447	40,852
Interest and principal receivable	10,937	22,196
Receivable for investments sold	35,522	19,930
Other assets	10,544	25,570
Total assets	$5,851,057	$7,788,395
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$3,087,941	$4,843,746
Collateralized loan obligation junior notes to affiliates, at estimated fair value	89,607	—
Collateralized loan obligation warehouse facility	20,000	—
Senior notes	123,008	413,006
Junior subordinated notes	250,154	248,498
Payable for investments purchased	315,773	220,085
Accounts payable, accrued expenses and other liabilities	43,297	43,667
Accrued interest payable	14,577	20,619
Related party payable	5,810	3,892
Derivative liabilities	32,705	43,892
Total liabilities	3,982,872	5,837,405
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both December 31, 2016 and December 31, 2015	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both December 31, 2016 and December 31, 2015	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(967,452)	(895,950)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,796,609	1,868,111
Noncontrolling interests	71,576	82,879
Total equity	1,868,185	1,950,990
Total liabilities and equity	$5,851,057	$7,788,395

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Revenues
Loan interest income	$226,692	$275,935	$212,431	$114,096
Securities interest income	19,308	52,502	32,016	13,081
Oil and gas revenue	10,131	15,677	57,616	61,782
Other	35,941	31,142	48,282	28,283
Total revenues	292,072	375,256	350,345	217,242
Investment costs and expenses
Interest expense	267,574	211,942	144,437	64,362
Interest expense to affiliates	10,339	—	—	—
Oil and gas production costs	811	734	15,229	14,772
Oil and gas depreciation, depletion and amortization	3,934	5,406	19,458	22,471
Other	7,832	5,575	2,012	220
Total investment costs and expenses	290,490	223,657	181,136	101,825
Other income (loss)
Net realized and unrealized gain (loss) on investments	(23,390)	(427,709)	(349,372)	61,553
Net realized and unrealized gain (loss) on derivatives and foreign exchange	7,597	2,158	(18,507)	(9,783)
Net realized and unrealized gain (loss) on debt	68,259	(19,659)	16,478	—
Net realized and unrealized gain (loss) on debt to affiliates	(6,330)	—	—	—
Net gain (loss) on extinguishment of debt	29,846	—	—	—
Other income (loss)	10,624	12,567	7,019	4,564
Total other income (loss)	86,606	(432,643)	(344,382)	56,334
Other expenses
Related party management compensation	30,504	38,086	33,764	29,841
General, administrative and directors' expenses	30,945	11,614	6,498	8,891
Professional services	3,969	2,741	3,310	26,877
Total other expenses	65,418	52,441	43,572	65,609
Income (loss) before income taxes	22,770	(333,485)	(218,745)	106,142
Income tax expense (benefit)	1,389	1,190	484	162
Net income (loss)	$21,381	$(334,675)	$(219,229)	$105,980
Net income (loss) attributable to noncontrolling interests	(11,779)	(23,429)	(5,956)	—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	33,160	(311,246)	(213,273)	105,980
Preferred share distributions	27,564	27,564	20,673	6,891
Net income (loss) available to common shares	$5,596	$(338,810)	$(233,946)	$99,089
Net income (loss) per common share:
Basic	N/A	N/A	N/A	$0.48
Diluted	N/A	N/A	N/A	$0.48
Weighted-average number of common shares outstanding:
Basic	N/A	N/A	N/A	204,276
Diluted	N/A	N/A	N/A	204,276
See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Net income (loss)	$21,381	$(334,675)	$(219,229)	$105,980
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	(5,253)
Unrealized gains (losses) on cash flow hedges	—	—	—	(5,442)
Total other comprehensive income (loss)	—	—	—	(10,695)
Comprehensive income (loss)	$21,381	$(334,675)	$(219,229)	$95,285
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$21,381	$(334,675)	$(219,229)	$95,285

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share information)

	Predecessor Company
	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at December 31, 2013	14,950,000	$361,622	204,824,159	$2,953,495	$(15,652)	$(771,731)	$2,527,734
Net income (loss)	—	—	—	—	—	105,980	105,980
Other comprehensive income (loss)	—	—	—	—	(10,695)	—	(10,695)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	1,018	—	—	1,018
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$—	$2,572,085
Purchase accounting adjustments	—	17,361	—	(570,040)	26,347	717,703	—	191,371
Balance at May 1, 2014	14,950,000	378,983	204,824,159	2,384,473	—	—	—	2,763,456
Reverse stock split	—	—	(204,824,059)	—	—	—	—	—
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	106,125	106,125
Net income (loss)	—	—	—	—	—	(213,273)	(5,956)	(219,229)
Distributions declared on preferred shares	—	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	—	(617,080)	—	(617,080)
Contributions from Parent	—	—	—	—	—	474,844	—	474,844
Capital contributions from Parent	—	—	—	605	—	—	—	605
Balance at December 31, 2014	14,950,000	378,983	100	2,385,078	—	(376,182)	100,169	2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	—	(1,877)	—	(1,877)
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	6,139	6,139
Net income (loss)	—	—	—	—	—	(311,246)	(23,429)	(334,675)
Distributions declared on preferred shares	—	—	—	—	—	(27,564)	—	(27,564)
Distributions to Parent	—	—	—	—	—	(430,829)	—	(430,829)
Contributions from Parent	—	—	—	—	—	251,748	—	251,748
Balance at December 31, 2015	14,950,000	378,983	100	2,385,078	—	(895,950)	82,879	1,950,990
Effect from de-consolidation of subsidiaries	—	—	—	—	—	4,682	—	4,682
Capital contributions	—	—	—	—	—	—	8,085	8,085
Capital distributions							(7,609)	(7,609)
Net income (loss)	—	—	—	—	—	33,160	(11,779)	21,381
Distributions declared on preferred shares	—	—	—	—	—	(27,564)	—	(27,564)
Distributions to Parent	—	—	—	—	—	(412,969)	—	(412,969)
Contributions from Parent	—	—	—	—	—	331,189	—	331,189
Balance at December 31, 2016	14,950,000	$378,983	100	$2,385,078	$—	$(967,452)	$71,576	$1,868,185

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Cash flows from operating activities
Net income (loss)	$21,381	$(334,675)	$(219,229)	$105,980
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(7,597)	(2,158)	18,507	9,783
Net (gain) loss on extinguishment of debt	(29,846)	—	—	—
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(11,779)	(23,429)	5,956	—
Write-off of debt issuance costs	—	—	—	1,472
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	—	—	(5,038)
Impairment charges	—	—	—	4,391
Share-based compensation	—	—	—	1,018
Net realized and unrealized (gain) loss on investments	35,169	451,138	343,416	(60,906)
Depreciation and net amortization	36,023	28,242	21,391	15,832
Net realized and unrealized (gain) loss on debt	(68,259)	19,659	(16,478)	—
Net realized and unrealized (gain) loss on debt to affiliates	6,330	—	—	—
Changes in assets and liabilities:
Interest receivable	8,636	26,607	(11,485)	(6,753)
Other assets	(14,875)	(33,780)	(21,117)	(19,668)
Related party payable	1,918	(1,512)	5,724	(1,815)
Accounts payable, accrued expenses and other liabilities	(3,162)	30,949	(20,561)	27,211
Accrued interest payable	(346)	1,217	1,769	(1,470)
Net cash provided by (used in) operating activities	(26,407)	162,258	107,893	70,037
Cash flows from investing activities
Principal payments from corporate loans	1,455,688	1,401,760	634,536	906,166
Principal payments from securities	34,285	14,044	60,056	21,223
Proceeds from sales of corporate loans	2,134,178	1,509,737	575,099	36,595
Proceeds from sales of securities	116,259	173,075	38,342	44,373
Proceeds from equity and other investments	173,496	74,609	89,697	48,911
Purchases of corporate loans	(2,495,709)	(1,873,963)	(1,245,460)	(886,230)
Purchases of securities	(5,068)	(19,387)	(95,881)	(78,106)
Purchases of equity and other investments	(81,707)	(102,365)	(158,618)	(104,301)
Net change in proceeds, purchases and settlements of derivatives	8,002	22,176	(7,295)	(7,265)
Net change in restricted cash and cash equivalents	(111,715)	(39,867)	202,355	(299,579)
Net cash provided by (used in) investing activities	1,227,709	1,159,819	92,831	(318,213)

KKR Financial Holdings LLC and Subsidiaries Consolidated Statements of Cash Flows (Amounts in thousands)
	Successor Company			Predecessor Company
	For the year ended December 31, 2016	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	1,391,610	965,823	885,983	648,197
Retirement of collateralized loan obligation secured notes	(2,142,035)	(1,672,467)	(1,045,041)	(221,914)
Proceeds from collateralized loan obligation warehouse facility	82,479	274,296	—	—
Repayment of collateralized loan obligation warehouse facility	(62,479)	(274,296)	—	—
Proceeds from credit facilities	—	—	115,100	13,300
Repayment of credit facilities	—	—	(95,000)	(75,400)
Repayment of senior notes	(258,750)	—	—	—
Distributions on common shares	(80,811)	(179,081)	(121,088)	(45,061)
Distributions on preferred shares(1)	(27,564)	(27,564)	(13,782)	(13,782)
Distributions to Parent	(64,151)	(251,748)	(203,568)	—
Contributions from Parent	267,038	—	235,759	—
Capital contributions from Parent	—	—	605	—
Capital distributions to noncontrolling interests	(7,609)	(2,728)	—	—
Capital contributions from noncontrolling interests	8,085	8,867	1,110	—
Other capitalized costs	—	(6,462)	(7,810)	(3,918)
Net cash provided by (used in) financing activities	(894,187)	(1,165,360)	(247,732)	301,422
Net increase (decrease) in cash and cash equivalents	307,115	156,717	(47,008)	53,246
Cash and cash equivalents at beginning of period	320,122	163,405	210,413	157,167
Cash and cash equivalents at end of period	$627,237	$320,122	$163,405	$210,413
Supplemental cash flow information
Cash paid for interest	$239,028	$167,215	$114,939	$53,576
Net cash paid (refunded) for income taxes	$36	$(4,532)	$93	$157
Non-cash investing and financing activities
Assets distributed to Parent	$(268,007)	$—	$(292,425)	$—
Assets contributed from Parent	$64,151	$251,748	$239,085	$—
Redemption on subordinated notes	$(42,259)	$—	$—	$—
Assets contributed from noncontrolling interests	$—	$—	$105,015	$—
Natural resources assets transferred out	$—	$—	$(114,546)	$—
Interest in Trinity transferred in	$—	$—	$114,546	$—
Preferred share distributions declared, not yet paid	$6,891	$6,891	$6,891	$—
Loans transferred from held for investment to held for sale	$—	$—	$—	$348,808

(1)
For the four months ended April 30, 2014, $6.9 million of distributions on preferred shares was previously presented as "preferred share distribution payable" within operating activities of the consolidated statements of cash flows.

 Non-cash activities:

In connection with the merger with a subsidiary of KKR & Co. L.P., KKR Financial Holdings LLC and subsidiaries recorded acquisition accounting adjustments, which resulted in changes to equity.

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

The majority of the Company’s holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as sheet securitizations and are used as long term financing for the Company’s investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and the Company owns the majority of the subordinated notes in the CLO transactions. The Company executes its core business strategy through its subsidiaries, including CLOs.

On April 30, 2014, the Company completed a merger whereby KKR Fund Holdings L.P. ("Parent"), a subsidiary of KKR & Co. L.P. ("KKR & Co." and, together with its subsidiaries, "KKR"), acquired all of the Company's outstanding common shares through an exchange of equity through which its shareholders received 0.51 common units representing limited partner interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). Following the Merger Transaction, Parent became the sole holder of all of the Company's outstanding common shares. As of the close of trading on April 30, 2014, the Company's common shares were delisted on the New York Stock Exchange (“NYSE”). However, the Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding.

The Company is externally managed and advised by its Manager pursuant to an amended and restated management agreement (as amended the “Management Agreement”). The Manager is a subsidiary of KKR & Co.

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
As a result of the Merger Transaction, the Company’s consolidated financial statements and transactional records prior to the effective date, or May 1, 2014 (the “Effective Date”), reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Effective Date are labeled “Successor Company” and reflect the push down basis of accounting for the new estimated fair values in the Company’s consolidated financial statements. This change in accounting basis is represented in the consolidated financial statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger Transaction are not comparable.

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

In addition, for the Successor Company period, all purchases and sales of assets are recorded on the trade date. Comparatively, for the Predecessor Company periods, corporate loans were recorded on the settlement date.

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

Consolidation

KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1"), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1"), KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2"), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. ("CLO 15") and KKR CLO 16, Ltd. ("CLO 16") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During 2016, the Company called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1") and during 2015, the Company called KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2"), KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby the Company repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

In addition, during 2016, the Company declared a distribution in kind on its common shares of certain subordinated notes of KKR CLO 11, Ltd ("CLO 11") and KKR CLO 13, Ltd ("CLO 13") to its Parent as the sole holder of its common shares. CLO 11 and CLO 13 had previously been consolidated by the Company as they were VIEs which the Company determined it had the power to direct the activities that most significantly impacted these entities’ economic performance and the Company had both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. Following the distribution, the Company determined that it no longer met the consolidation criteria and de-consolidated CLO 11 and CLO 13, resulting in a reduction in both consolidated assets and liabilities of approximately $1.0 billion as of December 31, 2016. Also, as a result of the de-consolidation, the interest expense and management fees that were previously consolidated will no longer be included in the Company's consolidated statements of operations.

The Company finances the majority of its corporate debt investments through its CLOs. As of December 31, 2016, the Company’s Cash Flow CLOs held $3.1 billion par amount, or $3.1 billion estimated fair value, of corporate debt investments. As of December 31, 2015, the Company's CLOs held $5.5 billion par amount, or $5.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of December 31, 2016 and December 31, 2015, the aggregate par amount of CLO debt totaled $3.2 billion and $4.9 billion, respectively, held by unaffiliated third parties.

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

Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 8 to these consolidated financial statements. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.
Valuation Process
Investments are generally valued based on quotations from third party pricing services, unless such a quotation is unavailable or is determined to be unreliable or inadequately representing the fair value of the particular assets. In that case, valuations are based on either valuation data obtained from one or more other third party pricing sources, including broker dealers, or will reflect the valuation committee’s good faith determination of estimated fair value based on other factors considered relevant. The Company utilizes a valuation committee, whose members consist of employees of the Manager or its affiliates. The valuation committee is responsible for coordinating and consistently implementing the Company’s quarterly valuation policies, guidelines and processes.
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
Securities
Securities Available‑for‑Sale
The Predecessor Company and Successor Company both classify certain of their investments in securities as available‑for‑sale as the Companies may sell them prior to maturity and do not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value. The Successor Company elected the fair value option of accounting for its securities, with changes in estimated fair value reported in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. Comparatively, the Predecessor Company reported all unrealized gains and losses in accumulated other comprehensive loss on the consolidated balance sheets.

The Predecessor Company monitored its available‑for‑sale securities portfolio for impairments. A loss was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other‑than‑temporary. The Predecessor Company considered many factors in determining whether the impairment of a security was deemed to be other‑than‑ temporary, including, but not limited to, the length of time the security had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities, the Predecessor Company considered its intent to sell the debt security, the Predecessor Company’s estimation of whether or not it expected to recover the debt security’s entire amortized cost if it intended to hold the debt security, and whether it was more likely than not that the Predecessor Company would have been required to sell the debt security before its anticipated recovery. For equity securities, the Predecessor Company also considered its intent and ability to hold the equity security for a period of time sufficient for a recovery in value.
The amount of the loss that was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other‑than‑temporary was dependent on certain factors. If the security was an equity security or if the security was a debt security that the Predecessor Company intended to sell or estimated that it was more likely than not that the Predecessor Company would be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings was the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that the Predecessor Company did not intend to sell or estimated that it was not more likely than not to be required to sell before recovery, the impairment was separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount was recognized in earnings, with the remainder of the loss amount recognized in accumulated other comprehensive loss.
Unamortized premiums and unaccreted discounts on securities available‑ for‑sale were recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.
Other Securities, at Estimated Fair Value
The Predecessor Company and Successor Company both elected the fair value option of accounting for certain of their securities for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Predecessor Company and Successor Company manage the risks of these securities. All securities, at estimated fair value are included within securities on the consolidated balance sheets.
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
Residential Mortgage‑Backed Securities, at Estimated Fair Value
The Predecessor Company and Successor Company both elected the fair value option of accounting for their residential mortgage investments for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Predecessor Company and Successor Company manage the risks of these investments. RMBS, at estimated fair value are included within securities on the consolidated balance sheets.
Equity Investments, at Estimated Fair Value
The Predecessor Company and Successor Company both elected the fair value option of accounting for certain of their equity investments, at estimated fair value, including private equity investments received through restructuring debt transactions or issued by an entity in which the Predecessor Company and Successor Company may have significant influence. The fair value option was elected for the equity investments for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Predecessor Company and Successor Company manage the risks of these investments. Equity investments carried at estimated fair value are presented separately on the consolidated balance sheets.
Interests in Joint Ventures and Partnerships
The Predecessor Company and Successor Company both elected the fair value option of accounting for certain of their interests in joint ventures and partnerships. The fair value option of accounting was elected for noncontrolling interests in joint ventures and partnerships for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Predecessor Company and Successor Company manage the risks of these interests. Interests in joint ventures and partnerships are presented separately on the consolidated balance sheets.
Equity Method Investments
The Predecessor Company and Successor Company hold certain investments where the Predecessor Company and Successor Company do not control the investee nor are the primary beneficiary, but can exert significant influence over the financial and operating policies of the investee. Significant influence typically exists if the Predecessor Company and Successor Company have a 20% to 50% ownership interest in the investee unless predominant evidence to the contrary exists. The evaluation of whether the Predecessor Company and Successor Company exerts control or significant influence over the financial and operational policies of an investee may also require significant judgment based on the facts and circumstances surrounding each individual investment. Factors include investor voting or other rights, any influence the Predecessor Company and Successor Company may have on the governing board of the investee and the relationship between the Predecessor Company and Successor Company and other investors in the entity. The fair value option was elected to account for these equity investments with any changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.
Corporate Loans, Net

In connection with the Successor Company’s application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.’s method of accounting, the Successor Company elected to carry all of its corporate loans at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. As presented under the Predecessor Company, corporate loans had previously been accounted for based on the following three categories: (i) corporate loans held for investment, which were measured based on their principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which were measured at lower of cost or estimated fair value; and (iii) corporate loans at estimated fair value, which were measured at fair value. As such, the disclosures related to loans held for investment and loans held for sale pertain to the Predecessor Company.

Corporate Loans

Prior to the Effective Date, corporate loans were generally held for investment and the Predecessor Company initially recorded corporate loans at their purchase prices. The Successor Company subsequently accounted for corporate loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums and corporate loans that the Predecessor Company transferred to held for sale were transferred at the lower of cost or estimated fair value. As of the Effective Date, the Successor Company initially recorded corporate loans at their purchase prices and subsequently accounts for all corporate loans at estimated fair value.

Interest income on corporate loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the corporate loans using the effective interest method.

Other than corporate loans measured at estimated fair value, corporate loans acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Predecessor Company’s estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the corporate loan (accretable yield) using the effective interest method.

A corporate loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the corporate loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the collateral securing the corporate loan decreases below the Predecessor Company’s or Successor Company's carrying value of such corporate loan. As such, corporate loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A corporate loan is placed back on accrual status when the ultimate collectability of the principal and interest is no longer in doubt.

Prior to the Effective Date, the Predecessor Company may have modified corporate loans in transactions where the borrower was experiencing financial difficulty and a concession was granted to the borrower as part of the modification. These concessions may have included one or a combination of the following: a reduction of the stated interest rate; payment extensions; forgiveness of principal; or an exchange of assets. Such modifications typically qualified as troubled debt restructurings (“TDRs”). In order to determine whether the borrower was experiencing financial difficulty, an evaluation was performed including the following considerations: whether the borrower was or would have been in payment default on any of its debt in the foreseeable future without the modification; whether there was a potential for a bankruptcy filing; whether there was a going-concern issue; or whether the borrower was unable to secure financing elsewhere.

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

TDRs were separately identified for impairment disclosures and were measured at either the estimated fair value or the present value of estimated future cash flows using the respective corporate loan’s effective rate at inception. Impairments associated with TDRs were included within the allocated component of the Predecessor Company’s allowance for loan losses.

The Predecessor Company may have also identified receivables that were newly considered impaired and disclosed the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that were newly considered impaired.

The corporate loans the Predecessor Company invested in were generally deemed in default upon the non-payment of a single interest payment or as a result of the violation of a covenant in the respective corporate loan agreement. The Predecessor Company charged-off a portion or all of its amortized cost basis in a corporate loan when it determined that it was uncollectible due to either: (i) the estimation based on a recovery value analysis of a defaulted corporate loan that less than the amortized cost amount would have been recovered through the agreed upon restructuring of the corporate loan or as a result of a bankruptcy process of the issuer of the corporate loan or (ii) the determination by the Predecessor Company to transfer a corporate loan to held for sale with the corporate loan having an estimated fair value below the amortized cost basis of the corporate loan.

In addition to TDRs, the Predecessor Company may have also modified corporate loans which usually involved changes in existing interest rates combined with changes of existing maturities to prevailing market rates/maturities for similar instruments at the time of modification. Such modifications typically did not meet the definition of a TDR since the respective borrowers were neither experiencing financial difficulty nor were seeking a concession as part of the modification.

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

The Predecessor Company and Successor Company’s corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are typically purchased via assignment or participation in either the primary or secondary market. High yield loans are generally characterized as having below investment grade ratings or being unrated.

Prior to the Effective Date, the Predecessor Company’s allowance for loan losses represented its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Predecessor's Company’s allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of the Company’s corporate loan portfolio that was performed on a quarterly basis. The Predecessor Company’s allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertained to specific corporate loans that the Predecessor Company had determined were impaired. The Predecessor Company determined a corporate loan was impaired when management estimated that it was probable that the Predecessor Company would be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis the Predecessor Company performed a comprehensive review of its entire corporate loan portfolio and identified certain corporate loans that it had determined were impaired. Once a corporate loan was identified as being impaired, the Predecessor Company placed the corporate loan on non-accrual status, unless the corporate loan was already on non-accrual status, and recorded an allowance that reflected management’s best estimate of the loss that the Predecessor Company expected to recognize from the corporate loan. The expected loss was estimated as being the difference between the Predecessor Company’s current cost basis of the corporate loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the corporate loan’s effective interest rate, except as a practical expedient, the corporate loan’s observable estimated fair value may have been used. The Predecessor Company also estimated the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments was recorded in accounts payable, accrued expenses and other liabilities on the Predecessor Company’s consolidated balance sheets.

The unallocated component of the Predecessor Company’s allowance for loan losses represented its estimate of probable losses inherent in the corporate loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to was indeterminable. The Predecessor Company estimated the unallocated component of the allowance for loan losses through a comprehensive review of its corporate loan portfolio and identified certain corporate loans that demonstrated possible indicators of impairment, including internally assigned credit quality indicators. This assessment excluded all corporate loans that were determined to be impaired and as a result, an allocated reserve had been recorded as described in the preceding paragraph. Such indicators included the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, and the observable trading price of the corporate loan if available. All corporate loans were first categorized based on their assigned risk grade and further stratified based on the seniority of the corporate loan in the issuer’s capital structure. The seniority classifications assigned to corporate loans were senior secured, second lien and subordinate. Senior secured consisted of corporate loans that were the most senior debt in an issuer’s capital structure and therefore had a lower estimated loss severity than other debt that was subordinate to the senior secured loan. Senior secured corporate loans often had a first lien on some or all of the issuer’s assets. Second lien consisted of corporate loans that were secured by a second lien interest on some or all of the issuer’s assets; however, the corporate loan was subordinate to the first lien debt in the issuer’s capital structure. Subordinate consisted of corporate loans that were generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

The Predecessor Company applied a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that resulted in the determination of the unallocated component of the Company’s allowance for loan losses.

Corporate Loans Held for Sale

As described above, corporate loans held for sale related to the Predecessor Company. From time to time the Predecessor Company made the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale was generally as a result of the Predecessor Company determining that the respective loan’s credit quality in relation to the loan’s expected risk-adjusted return no longer met the Company’s investment objective and/or the Predecessor Company deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale were stated at lower of cost or estimated fair value and were assessed on an individual basis. Prior to transferring a loan to held for sale, any difference between the carrying amount of the loan and its outstanding principal balance was recognized as an adjustment to the yield by the effective interest method. The loan was transferred from held for investment to held for sale at the lower of its cost or estimated fair value and was carried at the lower of its cost or estimated fair value thereafter. Subsequent to transfer and while the loan was held for sale, recognition as an adjustment to yield by the effective interest method was discontinued for any difference between the carrying amount of the loan and its outstanding principal balance.

From time to time the Predecessor Company also made the determination to transfer certain of its corporate loans from held for sale back to held for investment. The decision to transfer a loan back to held for investment was generally as a result of the circumstances that led to the initial transfer to held for sale no longer being present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Predecessor Company determined that selling the asset no longer met its investment objective and strategy. The loan was transferred from held for sale back to held for investment at the lower of its cost or estimated fair value, whereby a new cost basis was established based on this amount.

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

Corporate Loans, at Estimated Fair Value

The Predecessor Company and Successor Company both elected the fair value option of accounting for certain of their corporate loans for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Predecessor Company and Successor Company manage the risks of these corporate loans. All corporate loans carried at estimated fair value are included within corporate loans, net on the consolidated balance sheets.

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

Oil and Gas Revenue Recognition
Oil, natural gas and natural gas liquid (“NGL”) revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Predecessor Company and Successor Company follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the Predecessor Company and Successor Company is entitled based on their working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under‑produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when the Predecessor Company and Successor Company have taken less than its share of production and no payables are recorded when the Predecessor Company and Successor Company have taken more than its share of production.
Borrowings
The Company finances the majority of its investments through the use of secured borrowings in the form of securitization transactions structured as non‑recourse secured financings and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.
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

Trust Preferred Securities
The Company also established six 30 year trusts between 2006 and 2007 for the sole purpose of issuing trust preferred securities. These trusts issued preferred securities to unaffiliated investors and common securities to the Company. The combined proceeds were invested by the trusts in junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of trusts and mature between 2036 and 2037. Interest is payable on the junior subordinated notes quarterly and based on the associated trust ranges from between LIBOR plus 2.25% and LIBOR plus 2.65%. The Company may redeem the junior subordinated notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. As of December 31, 2016, the aggregate outstanding principal amount of the junior subordinated notes was approximately $283.5 million. These trusts are not consolidated by the Company as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such trusts is included within other assets on the consolidated balance sheets.
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
Share-Based Compensation

In connection with the Merger Transaction, the Predecessor Company’s common shares were converted into 0.51 KKR & Co. common units. Prior to the Effective Date, the Company accounted for share-based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company’s directors was measured at its estimated fair value at the grant date, and was amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested. The Company elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager. After the Effective Date, the Company did not report share-based compensation.

Earnings Per Common Share

In connection with the Merger Transaction, as of the Effective Date, the Company is a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of the Company’s outstanding common shares. As KKR Fund Holdings is the Company’s sole shareholder, earnings per common share is not reported for the Successor Company. Prior to the Effective Date, the Company presented both basic and diluted earnings per common share (‘‘EPS’’) in its consolidated financial statements and footnotes thereto. Basic earnings per common share (‘‘Basic EPS’’) excluded dilution and was computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculated EPS using the more dilutive of the two-class method or the if-converted method. The two-class method was an earnings allocation formula that determined EPS for common shares and participating securities. Unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities and were included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) were allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share (‘‘Diluted EPS’’) reflected the potential dilution of common share options and unvested restricted common shares using the treasury method or if-converted method. After the Effective Date, the Company did not report EPS.

Recent Accounting Pronouncements

Going Concern

In August 2014, the FASB issued guidance pertaining to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. This guidance has been adopted for the year ended December 31, 2016 and its adoption had no material impact on the Company's consolidated financial statements.

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued guidance that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating its potential impact on the consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued amended guidance that (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating its potential impact on its consolidated financial statements.

Investments

In March 2016, the FASB issued guidance which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The guidance is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the effective date. Additional transition disclosures are not required upon adoption. The Company is currently evaluating its potential impact on its consolidated financial statements.

Cash Flow Classification

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating its potential impact on its consolidated financial statements.

In November 2016, the FASB issued guidance to add or clarify existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires the following: (i) restricted cash and restricted cash equivalents should be included in the cash and cash-equivalents balances in the statement of cash flows; (ii) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows (iii) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents; and (iv) the nature of the restrictions must be disclosed for material restricted cash and restricted cash equivalents amounts. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented. The Company is currently evaluating its potential impact on its consolidated financial statements.

Income Taxes

In October 2016, the FASB issued guidance which removed the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating its potential impact on its consolidated financial statements.

NOTE 3. SECURITIES

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

Successor Company

The following table summarizes the Company’s securities as of December 31, 2016 and December 31, 2015, which are carried at estimated fair value (amounts in thousands):

	December 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$371,785	$304,628	$229,206	$520,135	$474,201	$417,519
Total	$371,785	$304,628	$229,206	$520,135	$474,201	$417,519

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

	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014
Net realized gains (losses)	$5,763	$(10,797)	$2,891
Net (increase) decrease in unrealized losses	(18,783)	(36,273)	(11,460)
Net realized and unrealized gains (losses)	$(13,020)	$(47,070)	$(8,569)

Defaulted Securities

As of December 31, 2016 and December 31, 2015, no corporate debt securities in the Company's portfolio were in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2016, approximately 97% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc., which combined represented $192.5 million, or approximately 52% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$13,337	$170,365
Total	$13,337	$170,365

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

During the four months ended April 30, 2014, the Company modified a security with an amortized cost of $24.1 million related to a single issuer in a restructuring that qualified as a TDR. The TDR involving this security, along with corporate loans related to the same issuer, were converted into a combination of equity carried at estimated fair value and cash. Post-modification, the equity securities received from the security TDR had an estimated fair value of $16.1 million. Refer to “Troubled Debt Restructurings” section within Note 4 to these consolidated financial statements for further discussion on the loan TDRs related to this single issuer.

As of April 30, 2014, no securities modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

NOTE 4. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	December 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$3,433,059	$3,419,483	$3,305,264	$5,722,646	$5,619,815	$5,188,610
Total	$3,433,059	$3,419,483	$3,305,264	$5,722,646	$5,619,815	$5,188,610

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

	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014
Net realized gains (losses)	$(234,354)	$(51,356)	$1,411
Net (increase) decrease in unrealized losses	312,340	(195,256)	(204,006)
Net realized and unrealized gains (losses)	$77,986	$(246,612)	$(202,595)

For the corporate loans measured at estimated fair value under the fair value option of accounting, $12.1 million and $137.7 million, respectively, of net losses were attributable to changes in instrument specific credit risk for the years ended December 31, 2016 and December 31, 2015. For the eight months ended December 31, 2014, $135.1 million of net losses were attributable to changes in instrument specific credit risk. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of December 31, 2016, the Company held a total par value and estimated fair value of $114.1 million and $26.0 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2016, the Company had no 90 or more days past due loans. As of December 31, 2015, the Company held a total par value and estimated fair value of $435.2 million and $127.5 million, respectively, of non-accrual loans. As of December 31, 2015, the Company held a total par value and estimated fair value of $374.7 million and $118.2 million, respectively, of 90 or more days past due loans, all of which were on non-accrual status as of December 31, 2015.

Defaulted Loans

As of December 31, 2016, the Company held no corporate loans that were in default. As of December 31, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2016 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2015 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 31% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and PQ Corp, which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$3,048,841	$4,917,123
Total	$3,048,841	$4,917,123

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

The charge-offs recorded during the four months ended April 30, 2014 were comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

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

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside affiliates of the Manager through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR. Refer to Note 11 to these consolidated financial statements for further discussion. As of December 31, 2016 and December 31, 2015, the Company held $794.0 million and $888.4 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of December 31, 2016 and December 31, 2015, the Company held $168.7 million and $262.9 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Year ended December 31, 2016		Year ended December 31, 2015		Eight months ended December 31, 2014
	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships (1)
Net realized gains (losses)	$(18,209)	$18,253	$12,456	$16,986	$(556)	$4,272
Net (increase) decrease in unrealized losses	(27,729)	(60,670)	(28,297)	(135,811)	(30,168)	(112,038)
Net realized and unrealized gains (losses)	$(45,938)	$(42,417)	$(15,841)	$(118,825)	$(30,724)	$(107,766)

(1) Includes net loss attributable to noncontrolling interests of $11.8 million, $23.4 million and $6.0 million for the years ended December 31, 2016 and 2015, and eight months ended December 31, 2014, respectively.

For the four months ended April 30, 2014, net realized gains and net decrease in unrealized losses for equity investments totaled $12.0 million and $12.4 million, respectively. For the four months ended April 30, 2014, net realized gains

(losses) and net increase in unrealized losses for interests in joint ventures and partnerships totaled zero and $1.4 million, respectively.

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

As of December 31, 2016 and December 31, 2015, the Company had equity method investments, at estimated fair value, totaling $408.3 million and $506.5 million, respectively. The Company's equity method investments are comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Credit Corporation Ltd., which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company holds approximately 33% common equity interest in and (iii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Separate financial information for two of the Company's equity method investments: Trinity River Energy, LLC held through KNR Trinity Holdings LLC and Maritime Credit Corporation Ltd. held through KKR Nautilus Aggregator Limited are included as exhibits to this Annual Report on Form 10-K.

Summarized Financial Information

The following table shows summarized financial information for the Company’s equity method investments reported under the fair value option of accounting assuming 100% ownership (amounts in thousands):

	Credit		Commercial Real Estate		Natural Resources
As of December 31,	2016	2015	2016	2015	2016	2015
Total assets	$761,512	$628,165	$710,688	$878,878	$137,518	$137,128
Total liabilities	$532,693	$418,281	$682,865	$812,935	$—	$90
Redeemable stock	$—	$—	$—	$—	$—	$—
Noncontrolling interests	$—	$—	$—	$—	$—	$—

The following table shows summarized financial information for the Company’s equity method investments, which were reported under the fair value option of accounting and were determined to be significant as defined by accounting guidance, assuming 100% ownership (amounts in thousands):

	Successor Company
	Credit			Commercial Real Estate			Natural Resources
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014
Revenues	$45,332	$29,503	$14,157	$186,252	$138,431	$77,661	$6,479	$4,673	$5,057
Expenses (1)	$55,412	$40,408	$19,325	$124,070	$148,463	$80,685	$791	$5,685	$3,600
Net income (loss) (2)	$12,709	$(20,796)	$(19,118)	$62,181	$21,629	$(3,024)	$5,688	$(1,012)	$1,457

	Predecessor Company
	Credit	Commercial Real Estate	Natural Resources
	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014
Revenues	$3,967	$30,338	$2,579
Expenses (1)	$4,350	$36,914	$1,763
Net income (loss) (2)	$8,741	$(6,576)	$815

(1)
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

(2)	Net income (loss) includes realized and unrealized gains and losses, as well as other than temporary impairment.

NOTE 6. BORROWINGS

The Company accounts for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the consolidated statements of operations, and all of its other borrowings at amortized cost. As of January 1, 2015, the Company adopted the measurement alternative issued by the FASB whereby the financial liabilities of its consolidated CLOs were measured using the fair value of the financial assets of its consolidated CLOs, which was determined to be more observable.

Certain information with respect to the Company’s borrowings as of December 31, 2016 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2012-1 secured notes	$367,500	$378,978	3.01%	2906	$333,931
CLO 2012-1 subordinated notes(3)	18,000	9,613	15.40	2906	16,356
CLO 2012-1 subordinated notes to affiliates(3)	19,663	10,501	—	2906	17,867
CLO 2013-1 secured notes	458,500	470,354	2.59	3118	450,836
CLO 2013-1 subordinated notes to affiliates(3)	23,063	14,970	—	3118	22,678
CLO 2013-2 secured notes	339,250	343,208	2.88	3310	323,644
CLO 2013-2 subordinated notes to affiliates(3)	30,959	19,074	—	3310	29,535
CLO 9 secured notes	463,750	471,824	2.89	3575	437,048
CLO 9 subordinated notes(3)	15,000	10,170	15.58	3575	14,136
CLO 9 subordinated notes to affiliates(3)	33,400	22,646	6.11	3575	31,477
CLO 10 secured notes	368,000	377,369	3.18	3271	356,393
CLO 10 subordinated notes to affiliates(3)	39,146	22,416	7.53	3271	37,912
CLO 15 secured notes	370,500	370,632	3.06	4309	376,971
CLO 15 subordinated notes(3)	12,100	11,430	—	4309	12,311
CLO 16 secured notes	644,300	640,386	3.16	4403	596,916
CLO 16 subordinated notes(3)	4,500	3,977	—	4403	4,169
Total collateralized loan obligation secured debt	3,207,631	3,177,548			3,062,180
CLO warehouse facility(4)	20,000	20,000	2.25	305	101,976
7.500% Senior notes	115,043	123,008	7.50	9210	—
Junior subordinated notes	283,517	250,154	3.34	7218	—
Total borrowings	$3,626,191	$3,570,710			$3,164,156

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

(2)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities and equity investments at estimated fair value. For purposes of this table, collateral for CLO secured and subordinated notes are calculated pro rata based on the par amount for each respective CLO.

(3)
Subordinated notes to unaffiliated and affiliated parties do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on cash distributions during the year, if any.

(4)	Represents a $200.0 million CLO warehouse facility.

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

(3)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized distributions during the year, if any.

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, there were no gains (losses) attributable to changes in instrument specific credit risk for the years ended December 31, 2016 and 2015. For the eight months ended December 31, 2014, $27.0 million of net unrealized gains were attributable to changes in instrument specific credit risk related to the Company's CLO subordinated notes. For subordinated notes, which have no stated interest rate but are entitled to residual value upside of the transactions, the valuation is based on the performance of the underlying collateral held in the CLO and thus considered instrument specific. Prior to the Effective Date, the Company’s CLO secured notes were carried at amortized cost. Accordingly, no changes in estimated fair value on the CLO secured notes were recorded on the Company’s consolidated statements of operations for the four months ended April 30, 2014.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 15 and CLO 16 will end their reinvestment periods during July 2017, January 2018, October 2018, December 2018, October 2020 and January 2021, respectively.
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During August 2016, the Company called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. In addition, during October 2016, the remaining $134.5 million par amount of CLO 2007-1 subordinated notes owned by third parties were deemed repaid in full, whereby the Company distributed assets held as collateral in CLO 2007-1 to the subordinated note holders. During November 2015, the Company called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. In addition, during July 2015, the Company called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. Furthermore, during February 2015, the Company called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. As described below in Note 7 to these consolidated financial statements, the Company used pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with its CLOs. In connection with the repayment of CLO 2007-1 notes and CLO 2006-1 notes, the related interest rate swaps, with contractual notional amounts of $142.3 million and $84.0 million, respectively, were terminated.
During the year ended December 31, 2016, excluding the amounts repaid for called CLOs, $2.0 million of original CLO 13 secured notes were repaid. Comparatively, during the year ended December 31, 2015, excluding the amounts repaid for called CLOs, $887.1 million of original CLO 2007-1 senior notes were repaid.

CLO 2011-1 and CLO 2016-1 do not have reinvestment periods and all principal proceeds from holdings in the respective CLOs are used to amortize the transaction. During the year ended December 31, 2016, $348.4 million par amount of original CLO 2016-1 secured and subordinated notes were repaid in full. In addition, during December 2016, the remaining $8.2 million par amount of CLO 2016-1 subordinated notes owned by third parties were deemed repaid in full, whereby the Company distributed assets held as collateral in CLO 2016-1 to subordinated note holders. During March 2016, the Company called CLO 2011-1 and repaid all senior debt totaling $249.3 million par amount. Comparatively, during the year ended December 31, 2015, $153.2 million of original CLO 2011-1 senior notes were repaid.

CLO Transactions

During the year ended December 31, 2016, the Company issued $7.0 million par amount of CLO 13 class F notes for proceeds of $5.9 million.

During December 2016, the Company declared a distribution in kind on its common shares of certain subordinated notes to its Parent as the sole holder of its common shares and distributed an aggregate $106.5 million par amount of CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 subordinated notes. These notes were previously owned by the Company and eliminated in consolidation. Following the distribution, certain of the subordinated notes were held by an affiliate of the Manager and reflected as collateralized loan obligation junior secured notes to affiliates, at estimated fair value, on the Company's consolidated balance sheets. However, for certain CLOs, specifically CLO 11 and CLO 13, it was determined that the Company no longer met the consolidation criteria and therefore de-consolidated these two CLOs, resulting in a reduction of consolidated CLO liabilities of approximately $967.3 million.

On December 15, 2016, the Company closed CLO 16, a $711.3 million secured financing transaction maturing on January 20, 2029. The Company issued $644.3 million par amount of senior secured notes to unaffiliated investors, $634.8 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.04% and $9.5 million of which was fixed rate with a coupon of 4.80%. The Company also issued $4.5 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 16 collateralize the CLO 16 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

During May 2016, the Company declared a distribution in kind on its common shares of certain subordinated notes to its Parent as the sole holder of its common shares and distributed an aggregate $96.5 million par amount of CLO 9, CLO 10, CLO 11 and CLO 13 subordinated notes. These notes were previously owned by the Company and eliminated in consolidation. Following the distribution, the subordinated notes were held by an affiliate of the Manager and reflected as collateralized loan obligation junior secured notes to affiliates, at estimated fair value, on the Company's consolidated balance sheets.

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

CLO Warehouse Facility

On November 1, 2016, CLO 17 entered into a $200.0 million CLO warehouse facility ("CLO 17 Warehouse"), which will mature upon the closing of CLO 17. The CLO 17 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing will be used to repay the CLO 17 Warehouse in full. Debt issued under the CLO 17 warehouse was non-recourse to the Company beyond the assets of CLO 17 and bore interest rates ranging from three-month LIBOR plus 1.25% to 2.20%. Upon the closing of CLO 17, the aggregate amount outstanding under the CLO 17 Warehouse will be repaid.

On July 22, 2015, CLO 13 entered into a $350.0 million CLO warehouse facility ("CLO 13 Warehouse"), which matured upon the closing of CLO 13 on December 16, 2015. The CLO 13 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 13 Warehouse in full. Debt issued under the CLO 13 Warehouse was non-recourse to the Company beyond the assets of CLO 13 and bore interest at rates ranging from three-month LIBOR plus 1.50% to 2.25%. Upon the closing of CLO 13 on December 16, 2015, the aggregate amount outstanding under the CLO 13 Warehouse was repaid. As mentioned above, the Company de-consolidated CLO 13 as of December 31, 2016.

On March 2, 2015, CLO 11 entered into a $570.0 million CLO warehouse facility ("CLO 11 Warehouse"), which matured upon the closing of CLO 11 on May 7, 2015. The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to the Company beyond the assets of CLO 11 and bore interest at rates ranging from three-month LIBOR plus 1.25% to 1.75%. Upon the closing of CLO 11 on May 7, 2015, the aggregate amount outstanding under the CLO 11 Warehouse was repaid. As mentioned above, the Company de-consolidated CLO 11 as of December 31, 2016.

Senior Notes

On November 15, 2016, the Company redeemed $258.8 million aggregate principal amount of 8.375% Senior Notes due 2041 (the "Notes due 2041"), in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. The transaction resulted in the Company recording a gain of $29.8 million.

Contractual Obligations
The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2016 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2012-1 notes	$405,163	$—	$—	$—	$405,163
CLO 2013-1 notes	481,563	—	—	—	481,563
CLO 2013-2 notes	370,209	—	—	—	370,209
CLO 9 notes	512,149	—	—	—	512,149
CLO 10 notes	407,147	—	—	—	407,147
CLO 15 notes	382,600	—	—	—	382,600
CLO 16 notes	648,800	—	—	—	648,800
CLO warehouse facility	20,000	20,000	—	—	—
Senior notes	115,043	—	—	—	115,043
Junior subordinated notes	283,517	—	—	—	283,517
Total	$3,626,191	$20,000	$—	$—	$3,606,191
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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	As of December 31, 2016		As of December 31, 2015
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(27,263)	$297,667	$(41,743)
Foreign exchange forward contracts and options	(460,282)	38,476	(375,524)	38,608
Common stock warrants	—	1,528	—	—
Options	—	1,001	—	95
Total		$13,742		$(3,040)

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

For all hedges where hedge accounting was applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the four months ended April 30, 2014, the Company did not recognize any ineffectiveness in income on the consolidated statements of operations from its cash flow hedges.

As of December 31, 2016 and December 31, 2015, the Successor Company had interest rate swaps with a notional amount of $141.0 million and $297.7 million, respectively, which were classified as free-standing derivatives, rather than cash flow hedges.
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

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of December 31, 2016 and December 31, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $460.3 million and $375.5 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations (amounts in thousands):

	Successor Company
	Year ended December 31, 2016			Year ended December 31, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$(9,316)	$13,301	$3,985	$(5,297)	$11,610	$6,313
Foreign exchange forward contracts and options(1)	18,419	(15,098)	3,321	30,687	(27,747)	2,940
Common stock warrants	142	(757)	(615)	—	(2,412)	(2,412)
Total rate of return swaps	—	—	—	304	130	434
Options	—	906	906	—	(5,117)	(5,117)
Net realized and unrealized gains (losses)	$9,245	$(1,648)	$7,597	$25,694	$(23,536)	$2,158

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Successor Company			Predecessor Company
	Eight months ended December 31, 2014			Four months ended April 30, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(6,890)	$(6,890)	$—	$—	$—
Commodity swaps	(962)	(698)	(1,660)	(2,515)	(5,856)	(8,371)
Credit default swaps(1)	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	(6,609)	(1,561)	(8,170)	(2,068)	2,784	716
Common stock warrants	1,237	(1,082)	155	—	137	137
Total rate of return swaps	(286)	(184)	(470)	(2,349)	284	(2,065)
Options	—	(1,472)	(1,472)	—	(19)	(19)
Net realized and unrealized gains (losses)	$(6,620)	$(11,887)	$(18,507)	$(9,099)	$(684)	$(9,783)

(1)	Includes related income and expense on the derivatives.

(2)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its consolidated balance sheets. As of December 31,

2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.6 million net asset, net of $3.4 million collateral posted, (ii) $1.0 million net asset, net of $8.0 million collateral posted and (iii) $7.5 million net asset, net of $11.3 million collateral held. Comparatively, as of December 31, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.4 million net asset, net of $20.7 million collateral posted, (ii) $1.6 million net asset, net of $0.1 million collateral held and (iii) $9.1 million net asset, net of $23.6 million collateral held.

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2016 (amounts in thousands):

	As of December 31, 2016		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,139,549	$1,139,549	$1,139,549	$—	$—
Liabilities:
Senior notes	123,008	116,699	116,699	—	—
Junior subordinated notes	250,154	210,084	—	—	210,084

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets:
Securities:
Corporate debt securities	$—	$13,337	$175,206	$188,543
Residential mortgage-backed securities	—	—	40,663	40,663
Total securities	—	13,337	215,869	229,206
Corporate loans	—	3,176,070	129,194	3,305,264
Equity investments, at estimated fair value	36,353	—	132,305	168,658
Interests in joint ventures and partnerships, at estimated fair value	—	—	793,996	793,996
Derivatives:
Foreign exchange forward contracts and options	—	41,636	2,282	43,918
Options	—	—	1,001	1,001
Warrants	—	—	1,528	1,528
Total derivatives	—	41,636	4,811	46,447
Total	$36,353	$3,231,043	$1,276,175	$4,543,571
Liabilities:
Collateralized loan obligation secured notes	$—	$3,177,548	$—	$3,177,548
Derivatives:
Interest rate swaps	—	27,263	—	27,263
Foreign exchange forward contracts and options	—	4,152	1,290	5,442
Total derivatives	—	31,415	1,290	32,705
Total	$—	$3,208,963	$1,290	$3,210,253

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage-Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of January 1, 2016	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$—	$95
Total gains or losses (for the period):
Included in earnings(1)	(30,466)	2,486	(70,721)	(42,515)	(45,687)	(1,768)	(757)	906
Transfers into Level 3(2)	11,739	—	—	49,065	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	—	7,283	1,142	79,782	—	—	—
Sales	(3,145)	—	(44,441)	(16,289)	—	(127)	—	—
Settlements	2,092	(11,444)	(61,661)	(5,746)	(128,507)	—	2,285	—
Ending balance as of December 31, 2016	$175,206	$40,663	$129,194	$132,305	$793,996	$992	$1,528	$1,001
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(30,466)	$2,483	$(70,721)	$(42,515)	$(45,687)	$(1,768)	$(757)	$906

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the consolidated statements of operations.

(2)	Corporate debt securities and equity investments, at estimated fair value, were transferred into Level 3 because observable market data was no longer available.

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

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2016 and December 31, 2015.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2016 (dollar amounts in thousands):

	Balance as of December 31, 2016	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$175,206	Yield analysis	Yield	14%	5% - 15%	Decrease
			Net leverage	9x	7x-16x	Decrease
			EBITDA multiple	6x	0x - 9x	Increase
			Discount margin	1105	1100-1150bps	Decrease
		Market comparables	LTM EBITDA multiple	12x	12x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	1%	1%	Increase
			Volatility	85%	85%	Decrease
		Broker quotes	Offered quotes	102	101-103	Increase
Residential mortgage – backed securities	$40,663	Discounted cash flows	Probability of default	2%	0% - 3%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	18%	12% - 23%	(5)
Corporate loans	$129,194	Yield Analysis	Yield	13%	11% -16%	Decrease
			Net leverage	11x	5x - 82x	Decrease
			EBITDA multiple	6x	0x - 19x	Increase
Equity investments, at estimated fair value(6)	$132,305	Inputs to both market comparables and discounted cash flow	Illiquidity discount	8%	5% - 15%	Decrease
			Weight ascribed to market comparables	47%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	53%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	11x	0x - 14x	Increase
			Forward EBITDA multiple	9x	0x - 13x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	8x	7x - 10x	Increase
Interests in joint ventures and partnerships(10)	$793,996	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	27%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	45%	0% - 100%	(8)
			Weight ascribed to yield analysis	28%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	4x	1x- 9x	Increase
			Forward EBITDA multiple	9x	9x	Increase
			Capitalization Rate	7%	3% - 12%	Decrease

		Discounted cash flows	Weighted average cost of capital	10%	6% - 20%	Decrease
			Average price per BOE(11)	$20.26	$18.81-$22.38	Increase
		Yield analysis	Yield	19%	19%	Decrease
			Net leverage	2x	2x	Decrease
			EBITDA multiple	7x	7x	Increase
Foreign exchange options, net	$992	Option pricing model	Forward and spot rates	10,301	6 - 13,550	(12)
Options(13)	$1,001	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(8)
			Weight ascribed to discounted cash flows	50%	50%	(9)
	,	Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	7x	7x	Increase
		Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	5x	5x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $14.5 million was valued solely using a market comparables technique and $20.0 million was valued solely using a discounted cash flow technique.

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

(10)
Inputs exclude $408.1 million of assets, comprised of an investment that was valued using an independent third party valuation firm and interests in alternative credit funds that holds multiple investments, which are valued using Level 3 value methodologies similar to those shown for the corporate debt portfolio and equity investments. Of the total interest in joint ventures and partnerships, $43.5 million was valued solely using a discounted cash flow technique, while $9.8 million was valued solely using a market comparables technique and $24.4 million was valued solely using a yield analysis.

(11)
Natural resources assets with an estimated fair value of $107.3 million as of December 31, 2016 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(12)	Inputs include forward rates for investments in Chinese Yuan and Indian Rupees.

(13)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.5 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the contractual agreement and public disclosures of the expected sale value.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of December 31, 2016 and December 31, 2015, the Company had unfunded financing commitments for corporate loans totaling $3.2 million and $8.6 million, respectively. The Company did not have any significant losses as of December 31, 2016, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $279.4 million as of December 31, 2016 and $163.0 million as of December 31, 2015.

Guarantees

As of December 31, 2016 and December 31, 2015, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.1 billion and $1.6 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several nonrecourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

Contingencies

From time to time, the Company may become involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company’s business. The Company’s business is also subject to regulation, which may result in regulatory investigations or other proceedings against it. It is inherently difficult to predict the ultimate outcome of any legal proceedings, lawsuits, claims, investigations, other proceedings, and an adverse outcome in any matter could at any time have a material effect on the Company’s financial results in any particular period. Based on current discussion and consultation with counsel, management believes that there are no such matters pending that would have a material impact on the Company’s consolidated financial statements.
NOTE 10. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company has 14.95 million of Series A LLC Preferred Shares issued and outstanding, which trade on the NYSE under the ticker symbol “KFN.PR”. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by the Company's board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year at a rate per annum equal to 7.375% of $373.8 million par amount.

Common Shares

As a result of the Merger Transaction, disclosure related to common shares below pertains to the Predecessor Company. As of April 30, 2014, the Company's amended and restated share incentive plan (the “2007 Share Incentive Plan”) authorized a total of 8,964,625 shares. The 2007 Share Incentive Plan was terminated in May 2015, but continued to govern unvested awards with respect to restricted KKR common units. All such remaining outstanding awards vested on March 1, 2016.

As of December 31, 2016, all restricted KFN common shares and KFN common share options outstanding at the time of the Merger Transaction (other than any restricted Company common shares held by the Manager) had been converted to grants in respect of KKR & Co. common units and there were no outstanding equity awards in respect of KFN common shares.

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

The following table summarizes the components of related party management compensation on the Company’s consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Base management fees, net	$7,137	$9,532	$15,145	$5,253
CLO management fees	23,367	28,554	18,619	11,016
Incentive fees	—	—	—	12,882
Manager share-based compensation	—	—	—	690
Total related party management compensation	$30,504	$38,086	$33,764	$29,841

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

In addition, during 2014, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of the Manager. In connection with this transaction, the Manager agreed to reduce the Company’s base management fee payable to the Manager for the portion of these placement fees that were earned by an affiliate of the Manager as a result of this minority-ownership.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Base management fees, gross	$22,249	$30,620	$25,883	$13,364
CLO management fees credit(1)	(15,112)	(21,088)	(9,968)	(8,111)
Other related party fees credit	—	—	(770)	—
Total base management fees, net	$7,137	$9,532	$15,145	$5,253

(1)	See “CLO Management Fees” for further discussion.

The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.9 million during the four months ended April 30, 2014. After the Merger Transaction, the Company continued to waive these related management fees totaling $5.9 million during the eight months ended December 31, 2014 and $8.8 million during each of the years ended December 31, 2015 and 2016.

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

Fees Waived

The collateral manager waived CLO management fees totaling of $2.0 million for CLO 2005-2 during the year ended December 31, 2015. Comparatively, the collateral manager waived CLO management fees totaling $4.2 million for CLO 2005-2 and CLO 2006-1 during the eight months ended December 31, 2014 and $1.6 million during the four months ended April 30, 2014. The Company called CLO 2005-2 in November 2015 and CLO 2006-1 in February 2015 and as a result, no CLO management fees were waived during 2016.

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during the years ended December 31, 2016, 2015 and 2014. The Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 2016-1 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Charged and retained CLO management fees(1)	$8,255	$7,466	$8,651	$2,905
CLO management fees credit	15,112	21,088	9,968	8,111
Total CLO management fees	$23,367	$28,554	$18,619	$11,016

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager agreed to waive incentive fees of $16.1 million for the year ended December 31, 2016, which was attributable to a non-cash item. Comparatively, the Manager earned incentive fees totaling zero for both the year ended December 31, 2015 and eight months ended December 31, 2014. Incentive fees totaled $12.9 million for the four months ended April 30, 2014.

Manager Share-Based Compensation

As described above in Note 2, in connection with the Merger Transaction, the Predecessor Company’s common shares were converted into KKR & Co. common units. Prior to the Effective Date, the Company accounted for share‑based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company’s directors was measured at its estimated fair value at the grant date, and was amortized and expensed over the vesting period on a straight‑line basis. Compensation cost related to restricted common shares and common share options issued to the Manager was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested. The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million for the four months ended April 30, 2014. After the Effective Date, the Company did not report share-based compensation.
Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $3.8 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $3.0 million for the eight months ended December 31, 2014 and $2.8 million for the four months ended April 30, 2014. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the consolidated statements of operations.

Contributions and Distributions

    The Company made certain cash distributions on its common shares, which are all held by its Parent, totaling $80.8 million and $179.1 million for the years ended December 31, 2016 and 2015, respectively. Separately, the Company made certain asset distributions in kind on its common shares as described further below.

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

In addition, during the years ended December 31, 2016 and 2015 and eight months ended December 31, 2014, certain assets were contributed from and distributed to the Parent. Specifically, during the year ended December 31, 2016, certain assets were distributed to the Parent, including CLO subordinated notes, which were previously held by the Company. The distributed CLO subordinated notes are held by an affiliate of our Parent and resulted in the de-consolidation of CLO 11 and CLO 13. Refer to Note 6 in these consolidated financial statements for additional details. The table below summarizes the estimated fair value of contributions and distributions at the time of transfer, certain of which were different from the carrying value of assets transferred (amounts in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014
Cash	$267,038	$—	$235,759
Securities	—	—	116,526
Loans	—	—	16,049
Equity investments, at estimated fair value	—	—	38,346
Interests in joint ventures and partnerships	64,151	251,748	67,310
Other	—	—	854
Total contributions from Parent	$331,189	$251,748	$474,844

Cash	$64,151	$251,748	$192,037
Loans	77,921	—	—
Equity investments, at estimated fair value	58,439	—	101,042
Oil and gas properties, net	—	—	179,203
CLO subordinated notes	127,581	—	—
Interests in joint ventures and partnerships	4,066	$—	—
Total distributions to Parent	$332,158	$251,748	$472,282

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of the Manager. As of December 31, 2016, the aggregate par amount of these affiliated investments totaled $20.4 million, or less than 1% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $20.1 million of equity investments and $0.3 million of corporate debt securities. As of December 31, 2015, the aggregate par amount of these affiliated investments totaled $734.3 million, or approximately 11% of the total investment portfolio, and consisted of 8 issuers. The total $734.3 million in affiliated investments was comprised of $723.3 million of corporate loans and $11.0 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside affiliates of the Manager. As of December 31, 2016 and December 31, 2015, the estimated fair value of these interests in joint ventures and partnerships totaled $680.5 million and $805.5 million, respectively.

NOTE 12. INCOME TAXES

The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes.
The Company owns both REIT and domestic taxable corporate subsidiaries. The Company’s REIT subsidiaries are not expected to incur federal tax expense, but are subject to limited state income tax expense related to the 2016 tax year. The domestic taxable corporate subsidiaries taxed as regular corporations under the Code are expected to incur federal and state tax expense related to the 2016 tax year. The income tax expense (benefit) consisted of the following components (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Current:
Federal income tax	$114	$48	$(63)	$(4,304)
State income tax	52	134	126	137
Total	166	182	63	(4,167)
Deferred:
Federal income tax	1,012	843	343	4,329
State income tax	211	165	78	—
Total	1,223	1,008	421	4,329
Total income tax expense (benefit)	$1,389	$1,190	$484	$162
The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 39.44% at December 31, 2016, 39.16% at December 31, 2015 and 39.81% at December 31, 2014. The tax rate is equivalent to the combined federal statutory income tax rate and the state statutory income tax rate, net of federal benefit.
The following table presents a reconciliation of income before taxes at the statutory rate to the effective tax expense (benefit) (amounts in thousands):

	Successor Company			Predecessor Company
	Year ended December 31, 2016	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014
Income before taxes at statutory rate	$7,969	$(116,720)	$(76,561)	$37,150
Income passed through to shareholders	(4,694)	128,242	83,098	(34,377)
REIT income not subject to tax	(2,171)	(10,574)	(6,072)	(2,773)
State and local income taxes, net of federal benefit	171	194	82	88
Withholding taxes	114	48	21	25
Other	—	—	(84)	49
Effective tax expense (benefit)	$1,389	$1,190	$484	$162
Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2016 and 2015 (amounts in thousands):

	As of December 31, 2016	As of December 31, 2015
Deferred tax assets:
Unrealized losses from investments in domestic corporate subsidiaries	$—	$—
Total deferred tax assets	—	—
Deferred tax liabilities:
Unrealized gains from investments in domestic corporate subsidiaries	2,653	1,008
Total deferred tax liabilities	2,653	1,008
Net deferred tax assets (liabilities)	$(2,653)	$(1,008)

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

The following tables present the net income (loss) components of our reportable segments reconciled to amounts reflected in the consolidated statements of operations (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2016	Year ended December 31, 2015
Total revenues	$268,042	$339,809	$10,131	$15,677	$13,899	$19,770	$—	$—	$292,072	$375,256
Total investment costs and expenses	282,616	214,464	6,224	7,625	1,650	1,568	—	—	290,490	223,657
Total other income (loss)	100,547	(391,187)	(7,126)	(70,630)	(6,815)	29,174	—	—	86,606	(432,643)
Total other expenses	64,318	50,631	635	1,179	465	412	—	219	65,418	52,441
Income tax expense (benefit)	121	154	—	—	1,268	1,036	—	—	1,389	1,190
Net income (loss)	$21,534	$(316,627)	$(3,854)	$(63,757)	$3,701	$45,928	$—	$(219)	$21,381	$(334,675)
Net income (loss) attributable to noncontrolling interests	(7,295)	(16,071)	(4,484)	(7,358)	—	—	—	—	(11,779)	(23,429)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$28,829	$(300,556)	$630	$(56,399)	$3,701	$45,928	$—	$(219)	$33,160	$(311,246)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014	Eight months ended December 31, 2014	Four months ended April 30, 2014
Total revenues	$279,639	$134,255	$57,616	$61,782	$13,090	$21,205	$—	—	$350,345	$217,242
Total investment costs and expenses	142,204	62,485	38,117	38,915	815	425	—	—	181,136	101,825
Total other income (loss)	(241,035)	76,046	(115,141)	(8,123)	11,794	(11,589)	—	—	(344,382)	56,334
Total other expenses	40,703	23,121	2,219	1,633	476	230	174	40,625	43,572	65,609
Income tax expense (benefit)	49	146	—	—	435	16	—	—	484	162
Net income (loss)	$(144,352)	$124,549	$(97,861)	$13,111	$23,158	$8,945	$(174)	$(40,625)	$(219,229)	$105,980
Net income (loss) attributable to noncontrolling interests	$(1,797)	$—	$(4,159)	$—	$—	$—	$—	$—	$(5,956)	$—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(142,555)	$124,549	$(93,702)	$13,111	$23,158	$8,945	$(174)	$(40,625)	$(213,273)	$105,980

(1)
Consists of certain expenses not allocated to individual segments including other expenses comprised of incentive fees of $12.9 million and merger related transaction costs of $22.7 million for the four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Total assets	$5,422,560	$7,303,305	$219,516	$230,815	$208,981	$254,275	$—	$—	$5,851,057	$7,788,395

(1)
Total consolidated assets as of December 31, 2016 included $71.6 million of noncontrolling interests, of which $43.4 million was related to the Credit segment and $28.2 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2015 included $82.9 million of noncontrolling interests, of which $50.3 million was related to the Credit segment and $32.6 million was related to the Natural Resources segment.

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

NOTE 16. SUBSEQUENT EVENTS

On March 20, 2017, the Company's board of directors approved a $16.7 million distribution to its Parent, as the holder of all of the Company's common shares, and a $17.6 million capital contribution representing additional capital account credits for the general partner interests in an alternative credit fund.

On March 23, 2017, the Company announced a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution will be paid on April 17, 2017 to preferred shareholders as of the close of business on April 10, 2017.

On February 6, 2017, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2016 on its common shares totaling $53.4 million, or $534,323 per common share. The distribution was paid on February 10, 2017 to common shareholders of record as of the close of business on February 9, 2017.

On December 22, 2016, the Company announced a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on January 17, 2017 to preferred shareholders as of the close of business on January 10, 2017.

NOTE 17. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)
The following is a presentation of the results of operations for the years ended December 31, 2016 and 2015:

	2016
(amounts in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$62,588	$71,017	$69,162	$89,305
Total investment costs and expenses	48,846	130,593	58,053	52,998
Total other income (loss)	58,176	213,366	24,946	(209,882)
Total other expenses	15,021	17,141	9,192	24,064
Income (loss) before income taxes	56,897	136,649	26,863	(197,639)
Income tax expense (benefit)	1,176	340	(187)	60
Net income (loss)	$55,721	$136,309	$27,050	$(197,699)
Net income (loss) attributable to noncontrolling interests	3,545	1,492	(1,281)	(15,535)
Net income (loss) attributable to KKR Financial Holdings LLC and subsidiaries	52,176	134,817	28,331	(182,164)
Preferred share distributions	6,891	6,891	6,891	6,891
Net income (loss) available to common shares	$45,285	$127,926	$21,440	$(189,055)

	2015
(amounts in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$82,670	$89,109	$105,691	$97,786
Total investment costs and expenses	53,202	50,352	62,450	57,653
Total other income (loss)	(186,065)	(185,449)	8,035	(69,164)
Total other expenses	11,457	11,547	12,269	17,168
Income (loss) before income taxes	(168,054)	(158,239)	39,007	(46,199)
Income tax expense (benefit)	20	94	729	347
Net income (loss)	$(168,074)	$(158,333)	$38,278	$(46,546)
Net income (loss) attributable to noncontrolling interests	(7,977)	(6,676)	(2,705)	(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and subsidiaries	(160,097)	(151,657)	40,983	(40,475)
Preferred share distributions	6,891	6,891	6,891	6,891
Net income (loss) available to common shares	$(166,988)	$(158,548)	$34,092	$(47,366)