Form 10-K/A
period 2016-12-31
KKR Financial Holdings LLC
filed 2017-04-03
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
KKR Financial Holdings LLC is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”), filed with the Securities and Exchange Commission on March 29, 2017, solely to correct the formatting of Exhibits 99.1, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 filed with the Form 10-K.

Except as described above, no other changes have been made to the Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the other information contained in the Form 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the Form 10-K, nor does it amend, modify or otherwise update any other information in the Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
DOCUMENTS FILED AS PART OF THIS REPORT:
Exhibit Index
The following exhibits are filed as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016.

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 U.S.C. Section 1350	X

99.1	KNR Trinity Holdings LLC Financial Statements as of and for the Years Ended December 31, 2016 and 2015 (Unaudited)	X

99.3	Trinity River Energy, LLC Consolidated Financial Statements as of and for the Year Ended December 31, 2016 (Unaudited)	X

99.4	Trinity River Energy, LLC Combined and Consolidated Financial Statements as of and for the Years Ended December 31, 2015 and 2014 (Audited)	X

99.5	Maritime Credit Corporation Ltd. Combined and Consolidated Financial Statements as of and for the Year Ended December 31, 2016 (Audited)	X

99.6	Maritime Finance Company Ltd. Consolidated Financial Statements as of and for the Years Ended December 31, 2015 and 2014 (Unaudited)	X

99.7	KKR Nautilus Aggregator Limited Financial Statements as of and for the Year Ended December 31, 2016 (Audited)	X

99.8	KKR Nautilus Aggregator Limited Financial Statements as of and for the Years Ended December 31, 2015 and 2014 (Unaudited)	X

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10‑K/A for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on March 31, 2017.

KKR Financial Holdings LLC (Registrant)

By:	/s/ Thomas N. Murphy
	Name:	Thomas N. Murphy
	Title:	Chief Financial Officer

5