Form 10-Q
period 2017-03-31
KKR Financial Holdings LLC
filed 2017-05-11
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The number of shares of the registrant’s common shares outstanding as of May 4, 2017 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$968,840	$627,237
Restricted cash and cash equivalents	284,969	512,312
Securities, at estimated fair value	271,477	229,206
Corporate loans, at estimated fair value	3,248,385	3,305,264
Equity investments, at estimated fair value	174,693	168,658
Oil and gas properties, net	109,436	110,934
Interests in joint ventures and partnerships, at estimated fair value	841,733	793,996
Derivative assets	38,744	46,447
Interest and principal receivable	10,237	10,937
Receivable for investments sold	46,529	35,522
Other assets	11,893	10,544
Total assets	$6,006,936	$5,851,057
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$2,992,893	$3,087,941
Collateralized loan obligation junior secured notes to affiliates, at estimated fair value	92,220	89,607
Collateralized loan obligation warehouse facility	—	20,000
Senior notes	490,753	123,008
Junior subordinated notes	234,979	250,154
Payable for investments purchased	152,028	315,773
Accounts payable, accrued expenses and other liabilities	42,856	43,297
Accrued interest payable	18,662	14,577
Related party payable	5,735	5,810
Derivative liabilities	29,785	32,705
Total liabilities	4,059,911	3,982,872
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both March 31, 2017 and December 31, 2016	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both March 31, 2017 and December 31, 2016	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(889,766)	(967,452)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,874,295	1,796,609
Noncontrolling interests	72,730	71,576
Total equity	1,947,025	1,868,185
Total liabilities and equity	$6,006,936	$5,851,057

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues
Loan interest income	$39,176	$66,908
Securities interest income	2,583	5,064
Oil and gas revenue	3,710	2,641
Other	1,664	14,692
Total revenues	47,133	89,305
Investment costs and expenses
Interest expense	31,017	50,918
Interest expense to affiliates	4,653	—
Oil and gas production costs	247	215
Oil and gas depreciation, depletion and amortization	1,498	1,066
Other	864	799
Total investment costs and expenses	38,279	52,998
Other income (loss)
Net realized and unrealized gain (loss) on investments	116,906	(138,032)
Net realized and unrealized gain (loss) on derivatives and foreign exchange	5,711	(10,216)
Net realized and unrealized gain (loss) on debt	15,216	(63,173)
Net realized and unrealized gain (loss) on debt to affiliates	(2,613)	—
Net gain (loss) on extinguishment of debt	2,415	—
Other income (loss)	3,866	1,539
Total other income (loss)	141,501	(209,882)
Other expenses
Related party management compensation	7,558	7,276
General, administrative and directors' expenses	1,667	15,776
Professional services	1,162	1,012
Total other expenses	10,387	24,064
Income (loss) before income taxes	139,968	(197,639)
Income tax expense (benefit)	453	60
Net income (loss)	$139,515	$(197,699)
Net income (loss) attributable to noncontrolling interests	1,975	(15,535)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	137,540	(182,164)
Preferred share distributions	6,891	6,891
Net income (loss) available to common shares	$130,649	$(189,055)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net income (loss)	$139,515	$(197,699)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—
Unrealized gains (losses) on cash flow hedges	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$139,515	$(197,699)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$139,515	$(197,699)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2016	14,950,000	$378,983	100	$2,385,078	$(895,950)	$82,879	$1,950,990
Capital contributions	—	—	—	—	—	1,706	1,706
Capital distributions	—	—	—	—	—	(6,005)	(6,005)
Net income (loss)	—	—	—	—	(182,164)	(15,535)	(197,699)
Distributions declared on preferred shares	—	—	—	—	(6,891)	—	(6,891)
Distributions to Parent	—	—	—	—	(38,314)	—	(38,314)
Balance at March 31, 2016	14,950,000	$378,983	100	$2,385,078	$(1,123,319)	$63,045	$1,703,787

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2017	14,950,000	$378,983	100	$2,385,078	$(967,452)	$71,576	$1,868,185
Effect from de-consolidation of subsidiaries	—	—	—	—	(500)	—	(500)
Capital contributions	—	—	—	—	—	2,245	2,245
Capital distributions	—	—	—	—	—	(3,066)	(3,066)
Net income (loss)	—	—	—	—	137,540	1,975	139,515
Distributions declared on preferred shares	—	—	—	—	(6,891)	—	(6,891)
Distributions to Parent	—	—	—	—	(70,084)	—	(70,084)
Contributions from Parent	—	—	—	—	17,621	—	17,621
Balance at March 31, 2017	14,950,000	$378,983	100	$2,385,078	$(889,766)	$72,730	$1,947,025

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash flows from operating activities
Net income (loss)	$139,515	$(197,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(5,711)	10,216
Net (gain) loss on extinguishment of debt	(2,415)	—
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(1,975)	(15,535)
Net realized and unrealized (gain) loss on investments	(114,931)	153,567
Depreciation and net amortization	3,285	18,273
Net realized and unrealized (gain) loss on debt	(15,216)	63,173
Net realized and unrealized (gain) loss on debt to affiliates	2,613	—
Changes in assets and liabilities:
Interest receivable	699	1,217
Other assets	(2,267)	(16,611)
Related party payable	(75)	(1,225)
Accounts payable, accrued expenses and other liabilities	(1,328)	(13,274)
Accrued interest payable	4,178	3,181
Net cash provided by (used in) operating activities	6,372	5,283
Cash flows from investing activities
Principal payments from corporate loans	331,946	223,558
Principal payments from securities	27,554	17,133
Proceeds from sales of corporate loans	105,266	374,229
Proceeds from sales of securities	20,463	13,024
Proceeds from equity and other investments	23,969	75,852
Purchases of corporate loans	(949,510)	(363,541)
Purchases of securities	(2,842)	—
Purchases of equity and other investments	(18,443)	(14,615)
Net change in proceeds, purchases and settlements of derivatives	3,057	11,058
Net change in restricted cash and cash equivalents	11,345	110,295
Net cash provided by (used in) investing activities	(447,195)	446,993
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	605,162	—
Retirement of collateralized loan obligation secured notes	(80,378)	(361,550)
Proceeds from collateralized loan obligation warehouse facility	283,000	—
Repayment of collateralized loan obligation warehouse facility	(303,000)	—
Issuance of senior notes	372,356	—
Repayment of junior subordinated notes	(13,168)	—
Distributions on common shares	(53,432)	(38,314)
Distributions on preferred shares	(6,891)	(6,891)
Distributions to Parent	(16,652)	—
Capital distributions to noncontrolling interests	(3,066)	(6,005)
Capital contributions from noncontrolling interests	2,245	1,706
Other capitalized costs	(3,750)	—
Net cash provided by (used in) financing activities	782,426	(411,054)
Net increase (decrease) in cash and cash equivalents	341,603	41,222
Cash and cash equivalents at beginning of period	627,237	320,122
Cash and cash equivalents at end of period	$968,840	$361,344
Supplemental cash flow information
Cash paid for interest	$35,396	$41,104
Net cash paid (refunded) for income taxes	$65	$11
Non-cash investing and financing activities
Assets contributed from Parent	$17,621	$—
Preferred share distributions declared, not yet paid	$6,891	$6,891
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

The majority of the Company’s holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as balance sheet securitizations and are used as long term financing for the Company’s investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and the Company owns the majority of the subordinated notes in the CLO transactions. The Company executes its core business strategy through its subsidiaries, including CLOs.

The Company is a subsidiary of KKR & Co. L.P. ("KKR & Co." and, together with its subsidiaries, "KKR"). KKR Fund Holdings L.P., a subsidiary of KKR & Co., is the sole holder of all of the outstanding common shares of the Company and is the parent of the Company ("Parent"). The Company is externally managed and advised by its Manager pursuant to an amended and restated management agreement (as amended the “Management Agreement”). The Manager is a subsidiary of KKR & Co.

The Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) trade on the New York Stock Exchange (“NYSE”). The Company's 7.500% Senior Notes due 2042 (the "Notes due 2042") traded on the NYSE, however, on April 24, 2017, the Company redeemed its Notes due 2042 totaling $115.0 million aggregate principal amount.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The majority of the Company's significant accounting policies have remained unchanged from the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2017 ("2016 Annual Report"). As such, in addition to the below, refer to the Company's 2016 Annual Report for further discussion.

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

In addition, during 2016, the Company declared a distribution in kind on its common shares of certain subordinated notes of KKR CLO 11, Ltd ("CLO 11") and KKR CLO 13, Ltd ("CLO 13") to its Parent as the sole holder of its common shares. CLO 11 and CLO 13 had previously been consolidated by the Company as they were VIEs which the Company determined it had the power to direct the activities that most significantly impacted these entities’ economic performance and the Company had both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. Following the distribution, the Company determined that it no longer met the consolidation criteria and de-consolidated CLO 11 and CLO 13, resulting in a reduction in both consolidated assets and liabilities of approximately $1.0 billion as of December 31, 2016. Also, as a result of the de-consolidation, the related CLO interest expense and management fees that were previously consolidated will no longer be included in the Company's condensed consolidated statements of operations.

The Company finances the majority of its corporate debt investments through its CLOs. As of March 31, 2017, the Company’s CLOs held $3.1 billion par amount, or $3.1 billion estimated fair value, of corporate debt investments. As of December 31, 2016, the Company's CLOs also held $3.1 billion par amount, or $3.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of March 31, 2017 and December 31, 2016, the aggregate par amount of CLO debt to unaffiliated and affiliated parties totaled $3.1 billion and $3.2 billion, respectively.

The Company consolidates all non‑VIEs in which it holds a greater than 50 percent voting interest. Specifically, the Company consolidates majority owned entities for which the Company is presumed to have control. The ownership interests of these entities held by third parties are reflected as noncontrolling interests in the accompanying financial statements. The Company began consolidating a majority of these non‑VIE entities as a result of the asset contributions from its Parent during the second half of 2014. For certain of these entities, the Company previously held a percentage ownership, but following the incremental contributions from its Parent, was presumed to have control.

In addition, the Company has noncontrolling interests in joint ventures and partnerships that do not qualify as VIEs and do not meet the control requirements for consolidation as defined by GAAP.
All inter‑company balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements

Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures

In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 232) – Amendments to SEC Paragraphs Pursuant to staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (“ASU 2017-03”).  The amendments included in this update expand required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of the ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any material impact on the Company’s condensed consolidated financial statements.

Consolidation

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). This guidance states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amended guidance (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact on its financial statements.

Cash Flow Classification

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact on its financial statements.

NOTE 3. SECURITIES

The Company accounts for all of its securities, including RMBS, at estimated fair value. The following table summarizes the Company’s securities as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$337,428	$261,274	$271,477	$371,785	$304,628	$229,206
Total	$337,428	$261,274	$271,477	$371,785	$304,628	$229,206

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

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net realized gains (losses)	$1,856	$(1,593)
Net (increase) decrease in unrealized losses	84,995	(50,126)
Net realized and unrealized gains (losses)	$86,851	$(51,719)

Defaulted Securities

As of both March 31, 2017 and December 31, 2016, the Company had no corporate debt securities in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2017, the Company’s corporate debt securities portfolio was concentrated in three issuers: Preferred Proppants LLC, LCI Helicopters Limited and Avoca Capital CLO XII Limited, which combined represented $213.9 million, or approximately 92% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2016, approximately 97% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Pledged as collateral for collateralized loan obligation secured debt	$2,158	$13,337
Total	$2,158	$13,337

NOTE 4. LOANS

The Company accounts for all of its loans at estimated fair value. The following table summarizes the Company’s loans as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$3,391,473	$3,363,359	$3,248,385	$3,433,059	$3,419,483	$3,305,264
Total	$3,391,473	$3,363,359	$3,248,385	$3,433,059	$3,419,483	$3,305,264

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

	Three Months Ended March 31, 2017	Three months ended March 31, 2016
Net realized gains (losses)	$(3,886)	$(30,714)
Net (increase) decrease in unrealized losses	(1,886)	44,923
Net realized and unrealized gains (losses)	$(5,772)	$14,209

For the corporate loans measured at estimated fair value under the fair value option of accounting, $5.5 million and $6.3 million of net gains were attributable to changes in instrument specific credit risk for the three months ended March 31, 2017 and 2016, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of March 31, 2017, the Company held a total par value and estimated fair value of $138.6 million and $37.6 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2016, the Company held a total par value and estimated fair value of $114.1 million and $26.0 million, respectively, of non-accrual loans carried at estimated fair value. As of both March 31, 2017 and December 31, 2016, there were no corporate loans past due 90 or more days and still accruing.

Defaulted Loans

As of both March 31, 2017 and December 31, 2016, the Company held no corporate loans that were in default.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2017, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2016, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Pledged as collateral for collateralized loan obligation secured debt	$3,061,010	$3,048,841
Total	$3,061,010	$3,048,841

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside affiliates of the Manager through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR. Refer to Note 10 to these condensed consolidated financial statements for further discussion. As of March 31, 2017 and December 31, 2016, the Company held $841.7 million and $794.0 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of March 31, 2017 and December 31, 2016, the Company held $174.7 million and $168.7 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)
Net realized gains (losses)	$—	$(34,125)	$725	$(2,162)
Net (increase) decrease in unrealized losses	5,592	64,360	(15,992)	(83,093)
Net realized and unrealized gains (losses)	$5,592	$30,235	$(15,267)	$(85,255)

(1) Includes net gain attributable to noncontrolling interests of $2.0 million for the three months ended March 31, 2017 and $15.5 million for the three months ended March 31, 2016.

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

As of March 31, 2017 and December 31, 2016, the Company had equity method investments, at estimated fair value, totaling $418.1 million and $408.3 million, respectively. The Company's equity method investments are comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Credit Corporation Ltd., which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company holds approximately 33% common equity interest in and (iii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Pledged Assets

There were no equity investments or interests in joint ventures and partnerships pledged as collateral as of March 31, 2017 and December 31, 2016.

NOTE 6. BORROWINGS

The Company accounts for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the condensed consolidated statements of operations, and all of its other borrowings at amortized cost.

Certain information with respect to the Company’s borrowings as of March 31, 2017 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2012-1 secured notes	$287,123	$295,410	3.34%	2816	$262,828
CLO 2012-1 subordinated notes(3)	18,000	9,245	12.99	2816	16,477
CLO 2012-1 subordinated notes to affiliates(3)	19,663	10,099	12.99	2816	17,999
CLO 2013-1 secured notes	458,500	472,370	2.73	3028	399,223
CLO 2013-1 subordinated notes to affiliates(3)	23,063	15,103	13.85	3028	20,081
CLO 2013-2 secured notes	339,250	341,193	3.03	3220	324,987
CLO 2013-2 subordinated notes to affiliates(3)	30,959	19,621	13.06	3220	29,657
CLO 9 secured notes	463,750	470,705	3.03	3485	454,314
CLO 9 subordinated notes(3)	15,000	10,003	14.42	3485	14,695
CLO 9 subordinated notes to affiliates(3)	33,400	22,274	14.42	3485	32,720
CLO 10 secured notes	368,000	372,462	3.33	3181	355,284
CLO 10 subordinated notes to affiliates(3)	39,146	25,123	10.24	3181	37,794
CLO 15 secured notes	370,500	370,466	3.08	4219	383,509
CLO 15 subordinated notes(3)	12,100	11,029	—	4219	12,525
CLO 16 secured notes	644,300	635,858	3.16	4313	696,213
CLO 16 subordinated notes(3)	4,500	4,152	—	4313	4,863
Total collateralized loan obligation secured debt	3,127,254	3,085,113			3,063,169
7.500% Senior notes(4)	115,000	122,908	7.50	9120	—
5.50% Senior notes	375,000	367,845	5.50	5478	—
Junior subordinated notes	264,767	234,979	3.50	7126	—
Total borrowings	$3,882,021	$3,810,845			$3,063,169

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

(4)
On April 24, 2017, the Company redeemed all of its outstanding 7.500% Senior Notes due 2042 (the "Notes due 2042"). Refer to Note 12 to these condensed consolidated financial statements for further discussion.

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

CLO Debt

For the CLO secured notes, there were no gains (losses) attributable to changes in instrument specific credit risk for both the three months ended March 31, 2017 and 2016.

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
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During August 2016, the Company called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. In addition, during October 2016, the remaining $134.5 million par amount of CLO 2007-1 subordinated notes owned by third parties were deemed repaid in full, whereby the Company distributed assets held as collateral in CLO 2007-1 to the subordinated note holders. As described below in Note 7 to these condensed consolidated financial statements, the Company used pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with its CLOs. In connection with the repayment of the CLO 2007-1 notes, the related interest rate swap, with a contractual notional amount of $142.3 million was terminated.
During the three months ended March 31, 2017, the Company repaid $80.4 million par amount of original CLO 2012-1 secured notes. During the three months ended March 31, 2016, excluding the amounts repaid for called CLOs, $112.2 million of original CLO 2007-1 senior notes were repaid.

CLO 2011-1 and CLO 2016-1 do not have reinvestment periods and all principal proceeds from holdings in the respective CLOs are used to amortize the transaction. During the year ended December 31, 2016, $348.4 million par amount of original CLO 2016-1 secured and subordinated notes were repaid in full. In addition, during December 2016, the remaining $8.2 million par amount of CLO 2016-1 subordinated notes owned by third parties were deemed paid in full, whereby the Company distributed assets held as collateral in CLO 2016-1 to subordinated note holders. During March 2016, the Company called CLO 2011-1 and repaid all senior debt totaling $249.3 million par amount.

On March 30, 2017, the Company closed KKR CLO 17 LLC ("CLO 17"), a $608.5 million secured financing transaction maturing on April 15, 2029. The Company issued $552.0 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 1.81%. The Company also issued $22.0 million par amount of subordinated notes to unaffiliated investors and $34.5 million par amount of subordinated notes to affiliated investors. Upon closing CLO 17, it was determined that the Company no longer met the consolidation criteria and therefore de-consolidated CLO 17, resulting in a reduction of both consolidated assets and liabilities of approximately $760.0 million.

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

During August 2016, the Company issued $3.6 million par amount of CLO 13 class F notes for proceeds of $3.0 million. During September 2016, the Company issued $3.4 million par amount of CLO 13 class F notes for proceeds of $2.9 million.

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

CLO Warehouse Facility

On November 1, 2016, CLO 17 entered into a $200.0 million CLO warehouse facility ("CLO 17 Warehouse"), which matured upon the closing of CLO 17. The CLO 17 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 17 Warehouse in full. Debt issued under the CLO 17 warehouse was non-recourse to the Company beyond the assets of CLO 17 and bore interest rates ranging from three-month LIBOR plus 1.25% to 2.20%. Upon the closing of CLO 17 on March 30, 2017, as discussed above, the aggregate amount outstanding under the CLO 17 Warehouse was repaid.

Senior Notes

On March 30, 2017, the Company issued $375.0 million aggregate principal amount of 5.50% senior unsecured notes due March 30, 2032 ("Notes due 2032") in a private placement, resulting in net proceeds of $368.6 million. Interest on the Notes due 2032 is payable semi-annually on March 30 and September 30 of each year. The Company may redeem the Notes due 2032 in whole, but not in part, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption on or after March 30, 2022 and annually thereafter, after providing notice to noteholders of such redemption not less than 30 and no more than 60 business days prior to such redemption date. At any time prior to March 30, 2022, the Company may redeem the Notes due 2032 in whole, but not in part, at a redemption price equal to (i) 100% of the outstanding principal amount, (ii) plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) plus the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes due 2032 (as if the Notes due 2032 matured on March 30, 2022), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes due 2032 being redeemed to, but excluding, the redemption date over (b) the principal amount of the Notes due 2032 being redeemed.

On November 15, 2016, the Company redeemed $258.8 million aggregate principal amount of 8.375% Senior Notes due 2041 (the "Notes due 2041"), in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. The transaction resulted in the Company recording a gain of $29.8 million.

Junior Subordinated Notes

In January 2017, the Company repurchased $18.8 million par amount of junior subordinated notes, which resulted in a gain on extinguishment of debt of $2.4 million.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	As of March 31, 2017		As of December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(25,506)	$141,000	$(27,263)
Foreign exchange forward contracts and options	(409,485)	31,302	(460,282)	38,476
Common stock warrants	—	1,699	—	1,528
Options	—	1,464	—	1,001
Total		$8,959		$13,742

Free-Standing Derivatives

Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include interest rate swaps and foreign exchange contracts and options. Free-standing derivatives may also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

Gains and losses on free-standing derivatives are reported in net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

Interest Rate Swaps

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with certain of its floating rate junior subordinated notes. The Company had also previously used interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs. As of both March 31, 2017 and December 31, 2016, the Company had interest rate swaps with a notional amount of $141.0 million.
Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of March 31, 2017 and December 31, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $409.5 million and $460.3 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Gain (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$1,715	$1,715	$—	$(11,731)	$(11,731)
Foreign exchange forward contracts and options(1)	2,181	1,182	3,363	11,212	(10,242)	970
Common stock warrants	—	171	171	142	—	142
Options	—	462	462	—	403	403
Net realized and unrealized gains (losses)	$2,181	$3,530	$5,711	$11,354	$(21,570)	$(10,216)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of March 31, 2017, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $1.0 million net asset, net of $3.8 million collateral posted, (ii) $0.1 million net asset, net of $4.3 million collateral posted and (iii) $6.5 million net asset, including $9.9 million collateral held. Comparatively, as of December 31, 2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.6 million net asset, net of $3.4 million collateral posted, (ii) $1.0 million net asset, net of $8.0 million collateral posted and (iii) $7.5 million net asset, net of $11.3 million collateral held.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of March 31, 2017 (amounts in thousands):

	As of March 31, 2017		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,253,809	$1,253,809	$1,253,809	$—	$—
Liabilities:
Senior notes	490,753	485,421	117,576	—	367,845
Junior subordinated notes	234,979	200,793	—	—	200,793

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017
Assets:
Securities:
Corporate debt securities	$—	$4,993	$227,198	$232,191
Residential mortgage-backed securities	—	—	39,286	39,286
Total securities	—	4,993	266,484	271,477
Loans	—	3,123,297	125,088	3,248,385
Equity investments, at estimated fair value	43,568	—	131,125	174,693
Interests in joint ventures and partnerships, at estimated fair value	—	—	841,733	841,733
Derivatives:
Foreign exchange forward contracts and options	—	34,727	854	35,581
Warrants	—	—	1,699	1,699
Options	—	—	1,464	1,464
Total derivatives	—	34,727	4,017	38,744
Total	$43,568	$3,163,017	$1,368,447	$4,575,032
Liabilities:
Collateralized loan obligation secured notes	$—	$2,992,893	$—	$2,992,893
Collateralized loan obligation junior secured notes to affiliates	—	92,220	—	92,220
Derivatives:
Interest rate swaps	—	25,506	—	25,506
Foreign exchange forward contracts and options	—	4,241	38	4,279
Total derivatives	—	29,747	38	29,785
Total	$—	$3,114,860	$38	$3,114,898

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets:
Securities:
Corporate debt securities	$—	$13,337	$175,206	$188,543
Residential mortgage-backed securities	—	—	40,663	40,663
Total securities	—	13,337	215,869	229,206
Corporate loans	—	3,176,070	129,194	3,305,264
Equity investments, at estimated fair value	36,353	—	132,305	168,658
Interests in joint ventures and partnerships, at estimated fair value	—	—	793,996	793,996
Derivatives:				0
Foreign exchange forward contracts and options	—	41,636	2,282	43,918
Options	—	—	1,001	1,001
Warrants			1,528	1,528
Total derivatives	—	41,636	4,811	46,447
Total	$36,353	$3,231,043	$1,276,175	$4,543,571
Liabilities:
Collateralized loan obligation secured notes	$—	$3,177,548	$—	$3,177,548
Derivatives:
Interest rate swaps	—	27,263	—	27,263
Foreign exchange forward contracts and options	—	4,152	1,290	5,442
Total derivatives	—	31,415	1,290	32,705
Total	$—	$3,208,963	$1,290	$3,210,253

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2017 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of January 1, 2017	$175,206	$40,663	$129,194	$132,305	$793,996	$992	$1,528	$1,001
Total gains or losses (for the period):
Included in earnings(1)	85,978	1,164	2,940	(1,501)	35,963	(176)	171	463
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(9,565)	—	—	—	—	—
Purchases	—	—	6,072	321	18,320	—	—	—
Sales	(8,956)	—	(332)	—	—	—	—	—
Settlements	(25,030)	(2,541)	(3,221)	—	(6,546)	—	—	—
Ending balance as of March 31, 2017	$227,198	$39,286	$125,088	$131,125	$841,733	$816	$1,699	$1,464
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$84,841	$1,164	$2,940	$(1,501)	$35,963	$(633)	$171	$463

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)	Corporate loans were transferred out of Level 3 because observable market data became available.

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Warrants	Options
Beginning balance as of January 1, 2016	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$95
Total gains or losses (for the period):
Included in earnings(1)	(44,882)	332	(6,827)	(8,085)	(80,695)	(1,046)	403
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Purchases	—	—	2,306	—	14,067	—	—
Sales	—	—	—	—	—	—	—
Settlements	(36)	(2,239)	2,769	—	(73,451)	—	—
Ending balance as of March 31, 2016	$150,068	$47,714	$296,982	$138,563	$748,329	$1,841	$498
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(44,882)	$329	$(6,827)	$(8,085)	$(80,695)	$(1,046)	$403

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three months ended March 31, 2017 and 2016.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of March 31, 2017 (dollar amounts in thousands):

	Balance as of March 31, 2017	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$227,198	Yield analysis	Yield	22%	5% - 23%	Decrease
			Net leverage	30x	15x-31x	Decrease
			EBITDA multiple	37x	0x - 39x	Increase
			Discount margin	1151 bps	1100 -1600 bps	Decrease
Residential mortgage – backed securities	$39,286	Discounted cash flows	Probability of default	2%	0% - 3%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	16%	12% - 20%	(5)
Corporate loans	$125,088	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	1%	0% - 50%	(7)
			Weight ascribed to discounted cash flows	1%	0% - 50%	(8)
			Weight ascribed to yield analysis	98%	0% - 100%	(9)
		Yield Analysis	Yield	12%	10% -15%	Decrease
			Net leverage	15x	5x - 91x	Decrease
			EBITDA multiple	10x	7x - 23x	Increase
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	8x	8x	Increase
		Discounted Cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	6x	6x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	3%	3%	Increase
			Volatility	28%	28%	Decrease
Equity investments, at estimated fair value(6)	$131,125	Inputs to both market comparables and discounted cash flow	Illiquidity discount	11%	0% - 15%	Decrease
			Weight ascribed to market comparables	47%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	53%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	11x	0x - 16x	Increase
			Forward EBITDA multiple	10x	0x - 14x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 15%	Decrease
			LTM EBITDA exit multiple	8x	5x - 10x	Increase
Interests in joint ventures and partnerships(10)	$841,733	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	25%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	43%	0% - 100%	(8)

			Weight ascribed to yield analysis	32%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	1x	1x	Increase
			Forward EBITDA multiple	1x	1x	Increase
			Capitalization rate	7%	4% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	10%	6% - 20%	Decrease
			Average price per BOE(11)	$19.92	$18.35-$22.35	Increase
		Yield analysis	Yield	27%	27%	Decrease
			Net Leverage	2x	2x	Decrease
			EBITDA multiple	7x	7x	Increase
Foreign exchange options, net	$816	Option pricing model	Forward and spot rates	13,309	13,309	(12)
Options(13)	$1,464	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	8x	8x	Increase
		Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	6x	6x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	3%	3%	Increase
			Volatility	28%	28%	Decrease

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $15.2 million was valued solely using a market comparables technique and $19.9 million was valued solely using a discounted cash flow technique.

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

(10)
Inputs exclude $462.1 million of assets, comprised of an investment that was valued using an independent third party valuation firm and interests in an alternative credit fund that holds multiple investments, which are valued using Level 3 value methodologies similar to those shown for the corporate debt portfolio and equity investments. Of the total interest in joint ventures and partnerships, $47.1 million was valued solely using a discounted cash flow technique, while $8.8 million was valued solely using a market comparables technique and $26.9 million was valued solely using a yield analysis.

(11)
Natural resources assets with an estimated fair value of $87.2 million as of March 31, 2017 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 24% liquids and 76% natural gas.

(12)	Inputs include forward rates for investments in Indian Rupees.

(13)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.7 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the agreement setting forth the terms of the warrant and public disclosures of the expected sale value.

The following table presents additional information about valuation techniques and inputs used for assets, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2016 (dollar amounts in thousands):

	Balance as of December 31, 2016	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$175,206	Yield analysis	Yield	14%	5% - 15%	Decrease
			Net leverage	9x	7x-16x	Decrease
			EBITDA multiple	6x	0x - 9x	Increase
			Discount margin	1105	1100-1150bps	Decrease
		Market comparables	LTM EBITDA multiple	12x	12x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	1%	1%	Increase
			Volatility	85%	85%	Decrease
		Broker quotes	Offered quotes	102	101-103	Increase
Residential mortgage – backed securities	$40,663	Discounted cash flows	Probability of default	2%	0% - 3%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	18%	12% - 23%	(5)
Corporate loans	$129,194	Yield Analysis	Yield	13%	11% - 16%	Decrease
			Net leverage	11x	5x - 82x	Decrease
			EBITDA multiple	6x	0x - 19x	Increase
Equity investments, at estimated fair value(6)	$132,305	Inputs to market comparables and discounted cash flow	Illiquidity discount	8%	5% - 15%	Decrease
			Weight ascribed to market comparables	47%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	53%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	11x	0x - 14x	Increase
			Forward EBITDA multiple	9x	0x - 13x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	8x	7x - 10x	Increase
Interests in joint ventures and partnerships(10)	$793,996	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	27%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	45%	0% - 100%	(8)
			Weight ascribed to yield analysis	28%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	4x	1x - 9x	Increase
			Forward EBITDA multiple	9x	9x	Increase
			Capitalization Rate	7%	3% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	10%	6% - 20%	Decrease
			Average price per BOE(11)	$20.26	$18.81 - $22.38	Increase
		Yield analysis	Yield	19%	19%	Decrease
			Net leverage	2x	2x	Decrease
			EBITDA multiple	7x	7x	Increase
Foreign exchange options, net	$992	Option pricing model	Forward and spot rates	10,301	6 -13,550	(12)
Options(13)	$1,001	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease

		Weight ascribed to market comparables	50%	50%	(7)
		Weight ascribed to discounted cash flows	50%	50%	(8)
,	Market comparables	LTM EBITDA multiple	9x	9x	Increase
		Forward EBITDA multiple	7x	7x	Increase
	Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
		LTM EBITDA exit multiple	5x	5x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $14.5 million was valued solely using using a market comparables technique and $20.0 million was valued solely using a discounted cash flow technique.

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

(10)
Inputs exclude $408.1 million of assets, comprised of an investment that was valued using an independent third party valuation firm and interests in alternative credit funds that holds multiple investments, which were valued suing Level 3 value methodologies similar to those shown for the corporate debt portfolio and equity investments. Of the total interest in joint ventures and partnerships, $43.5 million was valued solely using a discounted cash flow technique, while $9.8 million was valued solely using a market comparables technique and $24.4 million was valued solely using a yield analysis.

(11)
Natural resources assets with an estimated fair value of $107.3 million as of December 31, 2015 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(12)	Inputs include forward rates for investments in Chinese Yuan and Indian Rupees.

(13)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.5 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the agreement setting forth the terms of the warrant and public disclosures of the expected sale value.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of March 31, 2017 and December 31, 2016, the Company had unfunded financing commitments for corporate loans totaling $0.6 million and $3.2 million, respectively. The Company did not have any significant losses as of March 31, 2017, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate, as well as alternative credit and specialty lending focused businesses. The Company estimated these future contributions to total approximately $276.8 million as of March 31, 2017 and $279.4 million as of December 31, 2016.

Guarantees

As of March 31, 2017 and December 31, 2016, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.2 billion and $1.1 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

Contingencies

From time to time, the Company may become involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company’s business. The Company’s business is also subject to regulation, which may result in regulatory investigations or other proceedings against it. It is inherently difficult to predict the ultimate outcome of any legal proceedings, lawsuits, claims, investigations, other proceedings, and an adverse outcome in any matter could at any time have a material effect on the Company’s financial results in any particular period. Based on current discussion and consultation with counsel, management believes that there are no such matters pending that would have a material impact on the Company’s condensed consolidated financial statements.

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Base management fees, net	$4,444	$1,029
CLO management fees	3,114	6,247
Incentive fees	—	—
Total related party management compensation	$7,558	$7,276

Base Management Fees

The Company pays its Manager a base management fee quarterly in arrears. During 2017 and 2016, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Base management fees, gross	$5,822	$5,783
CLO management fees credit(1)	(1,378)	(4,754)
Total base management fees, net	$4,444	$1,029

(1)	See “CLO Management Fees” for further discussion.

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

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during both the three months ended March 31, 2017 and 2016. The Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 2016-1 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLOs including CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Charged and retained CLO management fees(1)	$1,736	$1,493
CLO management fees credit	1,378	4,754
Total CLO management fees	$3,114	$6,247

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager agreed to waive incentive fees of $16.2 million and earned zero incentive fees for the three months ended March 31, 2017 and 2016, respectively.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.0 million for both the three months ended March 31, 2017 and 2016. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company made certain cash distributions on its common shares, which are held by its Parent, totaling $53.4 million and $38.3 million during the three months ended March 31, 2017 and 2016, respectively. Separately, the Company made certain asset distributions in kind on its common shares as described further below.

During the three months ended March 31, 2017, certain assets were contributed from and distributed to the Parent, including additional capital account credits for the general partner interests in an alternative credit fund. The table below summarizes the estimated fair value of distributions at the time of transfer (amounts in thousands):

Three months ended March 31, 2017
Contributions:
Interests in joint ventures and partnerships	$17,621
Total contributions from Parent	$17,621

Distributions:
Cash	$(16,652)
Total distributions to Parent	$(16,652)

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of the Manager. As of March 31, 2017, the aggregate par amount of these affiliated investments totaled $26.5 million, or less than 1% of the total investment portfolio, and consisted of 3 issuers. The total affiliated investments was comprised of $20.1 million of equity investments, $6.1 million of corporate loans and $0.3 million of corporate debt securities. Comparatively, as of December 31, 2016, the aggregate par amount of these affiliated investments totaled $20.4 million, or less than 1% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $20.1 million of equity investments and $0.3 million of corporate debt securities

In addition, the Company has invested in certain joint ventures and partnerships alongside affiliates of the Manager. As of March 31, 2017 and December 31, 2016, the estimated fair value of these interests in joint ventures and partnerships totaled $724.8 million and $680.5 million, respectively.

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

The Company’s reportable segments are differentiated primarily by their investment focuses. The Credit segment consists primarily of below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities. The Natural Resources segment consists of overriding royalty interests in oil and natural gas properties, as well as interests in joint ventures and partnerships focused on the oil and gas sector. The Other segment includes all other portfolio holdings, consisting solely of commercial real estate. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

The Company evaluates the performance of its reportable segments based on several net income (loss) components. Net income (loss) includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including incentive fees, insurance expenses and directors’ expenses, if any, are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016
Total revenues	$43,422	$77,395	$3,710	$2,641	$1	$9,269	$—	$—	$47,133	$89,305
Total investment costs and expenses	36,153	50,984	1,925	1,614	201	400	—	—	38,279	52,998
Total other income (loss)	152,387	(173,946)	(15,583)	(27,242)	4,697	(8,694)	—	—	141,501	(209,882)
Total other expenses	9,869	23,864	256	130	242	70	20	—	10,387	24,064
Income tax expense (benefit)	6	23	—	—	447	37	—	—	453	60
Net income (loss)	$149,781	$(171,422)	$(14,054)	$(26,345)	$3,808	$68	$(20)	$—	$139,515	$(197,699)
Net income (loss) attributable to noncontrolling interests	3,775	(9,711)	(1,800)	(5,824)	—	—	—	—	1,975	(15,535)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$146,006	$(161,711)	$(12,254)	$(20,521)	$3,808	$68	$(20)	$—	$137,540	$(182,164)

(1)	Consists of directors’ expenses which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Total assets	$5,604,492	$5,422,560	$198,499	$219,516	$203,945	$208,981	$—	$—	$6,006,936	$5,851,057

(1)
Total consolidated assets as of March 31, 2017 included $72.7 million of noncontrolling interests, of which $47.7 million was related to the Credit segment and $25.0 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2016 included $71.6 million of noncontrolling interests, of which $43.4 million was related to the Credit segment and $28.2 million was related to the Natural Resources segment.

NOTE 12. SUBSEQUENT EVENTS

On March 23, 2017, the Company announced a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on April 17, 2017 to preferred shareholders of record as of the close of business on April 10, 2017.

On April 24, 2017, the Company redeemed all of its outstanding Notes due 2042 in accordance with the optional redemption provisions provided in the documents governing the Notes due 2042. As of April 24, 2017, prior to the redemption, there was $115.0 million aggregate principal amount of the Notes due 2042 outstanding. The redemption price equaled 100% of the principal amount of the Notes due 2042 plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the Notes due 2042.

On May 2, 2017, the Company's board of directors approved a $166.3 million contribution from its Parent representing membership interests in a controlling company of a real estate investment trust, and on May 5, 2017, the Company's board of directors approved a $166.3 million cash distribution to its Parent, as the holder of all the Company's common shares.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of March 31, 2017, our CLO transactions consisted of KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1"), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1"), KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2"), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. ("CLO 15") and KKR CLO 16, Ltd. ("CLO 16") (collectively the “Cash Flow CLOs”). During 2016, we called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1") and during 2015, we called KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2"), KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

We are a subsidiary of KKR & Co. L.P. ("KKR & Co." and, together with its subsidiaries, "KKR"). KKR Fund Holdings L.P., a subsidiary of KKR & Co., is the sole holder of all of our outstanding common shares and is our parent ("Parent"). We are externally managed and advised by our Manager pursuant to an amended and restated management agreement (as amended the “Management Agreement”). The Manager is a subsidiary of KKR & Co.

Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) trade on the New York Stock Exchange (“NYSE”). Our 7.500% Senior Notes due 2042 (the "Notes due 2042") traded on the NYSE, however, on April 24, 2017, we redeemed our Notes due 2042 totaling $115.0 million aggregate principal amount.

Consolidated Summary of Results

Our net income available to common shares for the three months ended March 31, 2017 totaled $130.6 million, while our net loss available to common shares for the three months ended March 31, 2016 totaled $189.1 million. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. In addition to the below, refer to “Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies” and our Annual Report on Form 10-K filed with the SEC on March 29, 2016 for further discussion.

Recent Accounting Pronouncements

Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures

In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 232) – Amendments to SEC Paragraphs Pursuant to staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (“ASU 2017-03”).  The amendments included in this update expand required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of the ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any material impact on our condensed consolidated financial statements.

Consolidation

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). This guidance states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). The amended guidance (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact on our financial statements.

Cash Flow Classification

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating the impact on our financial statements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Credit		Natural Resources		Commercial Real Estate		Reconciling Items(1)		Total Consolidated
	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016	Three months ended March 31, 2017	Three months ended March 31, 2016
Total revenues	$43,422	$77,395	$3,710	$2,641	$1	$9,269	$—	$—	$47,133	$89,305
Total investment costs and expenses	36,153	50,984	1,925	1,614	201	400	—	—	38,279	52,998
Total other income (loss)	152,387	(173,946)	(15,583)	(27,242)	4,697	(8,694)	—	—	141,501	(209,882)
Total other expenses	9,869	23,864	256	130	242	70	20	—	10,387	24,064
Income tax expense (benefit)	6	23	—	—	447	37	—	—	453	60
Net income (loss)	$149,781	$(171,422)	$(14,054)	$(26,345)	$3,808	$68	$(20)	$—	$139,515	$(197,699)
Net income (loss) attributable to noncontrolling interests	3,775	(9,711)	(1,800)	(5,824)	—	—	—	—	1,975	(15,535)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$146,006	$(161,711)	$(12,254)	$(20,521)	$3,808	$68	$(20)	$—	$137,540	$(182,164)

(1) Consists of directors’ expenses which are not allocated to individual segments, if any.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, and to a lesser extent dividend income primarily from our equity investments and interests in joint ventures and partnerships. In addition, revenues include oil and gas revenue from our overriding royalty interest properties.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues decreased $42.2 million in the first quarter of 2017 compared to the first quarter of 2016. This was primarily due to a $30.2 million decline in interest income earned from our corporate debt portfolio coupled with a $13.0 million decrease in other income.

The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of March 31, 2017 and 2016, the aggregate par value of our corporate debt portfolio totaled $3.7 billion and $5.7 billion, respectively. This decline was primarily due to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. From March 31, 2016 to December 31, 2016, we repaid approximately $1.6 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Other income within revenues decreased $13.0 million in the first quarter of 2017 compared to the first quarter of 2016. Other income is comprised primarily of dividend income from our interests in joint ventures and partnerships, and equity investments. A majority of the dividend income in the first quarter of 2016 was from certain of our commercial real estate assets, in the Other segment, in which we received $9.3 million of dividend payments compared to zero in the first quarter of 2017. Unlike our corporate debt portfolio, which have stated coupon rates and frequencies, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total investment costs and expenses decreased $14.7 million in the first quarter of 2017 compared to the first quarter of 2016 largely driven by a decrease in interest expense, specifically on our CLO secured notes, senior notes and interest rate swaps. Interest expense on our secured CLO notes decreased $11.8 million during the first quarter of 2017 compared to the same prior year period primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs paid $17.3 million of interest expense during the first quarter of 2016 compared to zero during the first quarter of 2017. Additionally, total interest expense on our senior notes and interest rate swaps decreased $7.1 million during the first quarter of 2017 compared to the same prior year period. A majority of the decrease in senior note interest expense was due to the redemption of our 8.375% Notes due 2041 in November 2016 and a majority of the decrease in interest expense on our interest rate swaps was in conjunction with the calling of calling of CLO 2007-1 whereby we terminated the related interest rate swaps and ceased incurring the associated interest expense. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

Partially offsetting the above, was an increase in interest expense on our junior secured CLO notes to affiliates of $4.7 million in the first quarter of 2017 compared to the first quarter of 2016. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation.

Other Income (Loss)

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Other income (loss) favorably changed $351.4 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a $254.9 million favorable change in net realized and unrealized gain (loss) on investments, a $78.4 million favorable change in net realized and unrealized loss on debt and a $15.9 million favorable change in net realized and unrealized gain (loss) on derivatives and foreign exchange.

Net realized and unrealized gain (loss) on investments favorably changed $254.9 million from a net realized and unrealized loss of $138.0 million in the first quarter of 2016 to a net realized and unrealized gain of $116.9 million in the first quarter of 2017. A majority of this favorable change was related to our corporate debt securities and interests in joint ventures and partnerships spanning the oil and gas, marine and alternative credit sectors, as well as our commercial real estate assets. Also, as commodity prices were less volatile during the latter part of 2016 and into 2017 compared to 2015 and into 2016, during which we saw significant declines in crude oil and natural gas prices, we experienced more favorable changes in our investment values during the first quarter of 2017. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" and "Segment Results-Other Segment-Investment Costs and Expenses" for further discussion.

Net realized and unrealized loss on debt favorably changed $78.4 million in the first quarter of 2017 compared to the first quarter of 2016. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Net realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $15.9 million during the first quarter of 2017 compared to the same prior year period. A majority of the change was related to net realized and unrealized gain (loss) on interest rate swaps which favorably changed $13.4 million, driven by quarter over quarter increases in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate are expected to impact total realized and unrealized gain (loss) on derivatives and foreign exchange. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

Other Expenses

Other expenses include related party management compensation, general, administrative and directors’ expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees and incentive fees, if any.

Base Management Fees

We pay our Manager a base management fee quarterly in arrears. During 2017 and 2016, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Base management fees, gross	$5,822	$5,783
CLO management fees credit(1)	(1,378)	(4,754)
Total base management fees, net	$4,444	$1,029

(1)	See “CLO Management Fees” for further discussion.

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

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Charged and retained CLO management fees(1)	$1,736	$1,493
CLO management fees credit	1,378	4,754
Total CLO management fees	$3,114	$6,247

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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

Incentive Fees

Our Manager receives quarterly incentive compensation from us based on our achievement of specified levels of net income pursuant to the Management Agreement. Our Manager agreed to waive incentive fees of $16.2 million and earned zero incentive fees for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Other expenses decreased $13.7 million in the first quarter of 2017 compared to the first quarter of 2016. This was primarily due to a $14.1 million decrease in general, administrative and directors' expenses as a result of the write-off of costs associated with our CLOs during the first quarter of 2016, partially offset by a $0.3 million increase in related party management compensation. Related party management compensation includes net base management fees and CLO management fees. Net base management fees increased $3.4 million in the first quarter of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits, which directly offset gross base management fees, as a result of the overall reduced percentage of subordinated CLO notes held by us. However, the increase in net base management fees was partially offset by a $3.1 million decrease in CLO management fees due to the calling of our legacy CLOs and de-consolidation of certain CLOs.

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
We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period‑end. Certain other corporate assets and expenses, including incentive fees, insurance expenses and directors’ expenses, if any, are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I-Item 1. Financial Statements-Note 11. Segment Reporting.”
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues
Corporate loans and securities interest income	$41,878	$70,887
Residential mortgage-backed securities interest income	654	682
Net discount accretion	(773)	403
Dividend income	581	5,185
Other	1,082	238
Total revenues	43,422	77,395
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	24,640	36,428
Collateralized loan obligation junior secured notes to affiliates	4,653	—
Credit facilities	721	—
Senior notes	1,969	6,731
Junior subordinated notes	2,434	4,056
Interest rate swaps	872	2,973
Total interest expense	35,289	50,188
Other	864	796
Total investment costs and expenses	36,153	50,984
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	1,715	(11,731)
Common stock warrants	171	142
Foreign exchange(1)	3,258	273
Options	462	403
Total realized and unrealized gain (loss) on derivatives and foreign exchange	5,606	(10,913)
Net realized and unrealized gain (loss) on investments	127,953	(101,399)
Net realized and unrealized gain (loss) on debt	15,216	(63,173)
Net realized and unrealized gain (loss) on debt to affiliates	(2,613)	—
Net gain on extinguishment of debt	2,415	—
Other income	3,810	1,539
Total other income (loss)	152,387	(173,946)
Other expenses
Related party management compensation:
Base management fees	4,091	964
CLO management fees	3,114	6,247
Total related party management compensation	7,205	7,211
Professional services	1,070	948
Other general and administrative	1,594	15,705
Total other expenses	9,869	23,864
Income (loss) before income taxes	149,787	(171,399)
Income tax expense (benefit)	6	23
Net income (loss)	$149,781	$(171,422)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues decreased $34.0 million in the first quarter of 2017 compared to the first quarter of 2016. The decrease was primarily attributable to a $29.0 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $26.4 million and interest income related to our corporate debt securities decreased $2.6 million in the first quarter of 2017 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of March 31, 2017 compared to 2016. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. From March 31, 2016 to December 31, 2016, we repaid approximately $1.6 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the latter half of 2016; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs.

In addition, dividend income decreased $4.6 million from $5.2 million in the first quarter of 2016 compared to $0.6 million in the first quarter of 2017. A majority of the dividend income in the first quarter of 2016 was related to two issuers in the financial sectors.

Investment Costs and Expenses

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total investment costs and expenses decreased $14.8 million in the first quarter of 2017 compared to the first quarter of 2016 primarily as a result of a $14.9 million decline in total interest expense. The decline in total interest expense was largely attributable to an $11.8 million decrease in interest expense related to our collateralized loan obligation secured notes, a $4.8 million decrease in interest expense related to our senior notes and a $2.1 million decrease in interest expense on our interest rate swaps, partially offset by a $4.7 million increase in interest expense related to our CLO junior secured notes to affiliates.

Interest expense on our secured CLO notes decreased $11.8 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs paid $17.3 million of interest expense during the first quarter of 2016 compared to zero during the first quarter of 2017. This decline was partially offset by the closing of CLO 15 and CLO 16 during the latter half of 2016 whereby the two CLOs paid a total of $7.9 million of interest expense during the first quarter of 2017.

In addition, interest expense on our senior notes and interest rate swaps decreased during the first quarter of 2017 compared to the same prior year period. Interest expense on our senior notes decreased $4.8 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to the redemption of our 8.375% Notes due 2041 in November 2016. Interest expense related to our interest rate swaps decreased $2.1 million during the first quarter of 2017 compared to the same prior year period in conjunction with the calling of CLO 2007-1 in August 2016. We terminated the related interest rate swaps and ceased incurring the associated interest expense. For further information, refer to "Part I-Item 1. Financial Statements-Note 6. Borrowings."

Partially offsetting the above decreases within total interest expense was a $4.7 million increase in interest expense on our junior secured CLO notes to affiliates during the first quarter of 2017 compared to the same prior year period. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain CLO subordinated notes to our Parent and as such incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part I-Item 1. Financial Statements-Note 6. Borrowings."

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total other income (loss) favorably changed $326.3 million in the first quarter of 2017 compared to the first quarter of 2016 largely attributable to the following three factors.

First, net realized and unrealized gain (loss) on investments positively changed $229.4 million from a net realized and unrealized loss of $101.4 million in the first quarter of 2016 to a net realized and unrealized gain of $128.0 million in the first quarter of 2017. The most significant changes were in our corporate debt securities, interests in joint ventures and partnerships, equity investments and corporate loans.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended March 30, 2017 and 2016 (amounts in thousands):

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(1,886)	$(3,886)	$(5,772)	$44,923	$(30,714)	$14,209
Corporate debt securities	84,605	1,364	85,969	(50,145)	(2,127)	(52,272)
RMBS	390	492	882	19	534	553
Equity investments, at estimated fair value	5,592	—	5,592	(15,992)	725	(15,267)
Interests in joint ventures and partnerships, at estimated fair value and other	75,406	(34,125)	41,281	(48,452)	(170)	(48,622)
Total	$164,107	$(36,155)	$127,952	$(69,647)	$(31,752)	$(101,399)

Net realized and unrealized gains (losses) on our corporate debt securities positively changed by $138.2 million for the first quarter of 2017 compared to the same prior year period, from net realized and unrealized losses of $52.3 million during the first quarter of 2016 to net realized and unrealized gains of $86.0 million in the first quarter of 2017. A majority of the positive change was driven by one issuer in the oil and gas sector due to recovering commodity prices. For example, unrealized losses totaled $44.2 million during first quarter of 2016 compared to unrealized gains of $75.4 million during the first quarter of 2017.

Net realized and unrealized gains (losses) on interests in joint ventures and partnerships positively changed by $89.9 million during the first quarter of 2017 compared to the same prior year period, from net realized and unrealized losses of $48.6 million in the first quarter of 2016 to net realized and unrealized gains of $41.3 million in the first quarter of 2017. A majority of the positive change was driven by one investment in the marine sector which positively changed $50.1 million from net unrealized losses of $37.2 million in the first quarter of 2016 compared to unrealized gains of $12.9 million in the first quarter of 2017. The first quarter of 2017 also included an alternative credit investment which had unrealized gains of $21.5 million during the first quarter of 2017, compared to unrealized losses of $3.2 million in the same prior year period.

Net realized and unrealized gains (losses) on equity investments positively changed by $20.9 million during the first quarter of 2017 compared to the same prior year period, from net realized and unrealized losses of $15.3 million during the first quarter of 2016 to net realized and unrealized gains of $5.6 million in the first quarter of 2017. A majority of the positive change was driven by one investment in the education sector which had unrealized losses of $13.5 million during the first quarter of 2016 and was subsequently paid down in full during the following quarter.

Partially offsetting the above positive changes in the components of net realized and unrealized gain (loss) on investments was a negative change in net realized and unrealized gains (losses) on our corporate loans, which negatively changed $20.0 million during the first quarter of 2017 compared to the same prior year period. Net realized and unrealized gains totaled $14.2 million compared to net realized and unrealized losses of $5.8 million in the first quarter of 2016 and 2017, respectively. A majority of the change was driven by a downturn in general market conditions rather than any specific issuers. For example, overall, the S&P/LSTA Loan Index returned 1.16% for the three months ended March 31, 2017 compared to 1.55% for the three months ended March 31, 2016.

Second, unrealized gain (loss) on debt, representing the change in estimated fair value of our financial liabilities, favorably changed $78.4 million in the first quarter of 2017 compared to the first quarter of 2016. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Third, total realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $16.5 million during the first quarter of 2017 compared to the same prior year period. A majority of the change was related to realized and unrealized gain (loss) on interest rate swaps which favorably changed $13.4 million, driven by quarter over quarter increases in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate are expected to impact total realized and unrealized gain (loss) on derivatives and foreign exchange. For example, the 30-year swap rate declined 46 bps from 2.61% to 2.15% as of December 31, 2015 and March 31, 2016, respectively, compared to a 5 bps increase from 2.59% to 2.64% as of December 31, 2016 to March 31, 2017, respectively.

Other Expenses

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total other expenses decreased $14.0 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a $14.1 million decrease in other general and administrative expenses. A majority of the decrease in other general and administrative expenses was related to the write-off of costs associated with our CLOs during the first quarter of 2016.

Related party management compensation includes net base management fees and CLO management fees. Net base management fees increased $3.1 million in the first quarter of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits as a result of the overall reduced percentage of subordinated CLO notes held by us. CLO management fees decreased $3.1 million attributable to the calling of our legacy CLOs and de-consolidation of certain CLOs. See “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues
Oil and gas revenue:
Natural gas sales	$375	$370
Oil sales	2,954	2,297
Natural gas liquids sales	381	(26)
Total revenues	3,710	2,641
Investment costs and expenses
Oil and gas production costs:
Severance and ad valorem taxes	247	215
Total oil and gas production costs	247	215
Oil and gas depreciation, depletion and amortization	1,498	1,066
Interest expense:
Senior notes	80	208
Junior subordinated notes	100	125
Total interest expense	180	333
Total investment costs and expenses	1,925	1,614
Other income (loss)
Net realized and unrealized gain (loss) on investments	(15,583)	(27,242)
Total other income (loss)	(15,583)	(27,242)
Other expenses
Related party management compensation:
Base management fees	167	30
Total related party management compensation	167	30
Professional services	44	29
Other general and administrative	45	71
Total other expenses	256	130
Income (loss) before income taxes	(14,054)	(26,345)
Income tax expense (benefit)	—	—
Net income (loss)	$(14,054)	$(26,345)
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

Revenues

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues increased $1.1 million from $2.6 million in the first quarter of 2016 compared to $3.7 million in the first quarter of 2017 and represented sales from oil and gas production on our overriding royalty interest properties. The increase in revenue was primarily attributable to an increase in commodity prices, which was partially offset by a decrease in production volumes as a result of normal field decline. As of March 31, 2017 and 2016, our oil and natural gas properties had carrying amounts of $109.4 million and $113.8 million, respectively.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs, DD&A and allocated corporate expenses such as interest expense and related costs on borrowings. DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total investment costs and expenses increased $0.3 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily driven by an increase in DD&A on our oil and natural gas properties of $0.4 million during the first quarter of 2017 compared to the same prior year period. This was, however, partially offset by a $0.2 million decrease in allocated interest expense largely due to the redemption of the 8.375% Notes due 2041 in November 2016.

Other Income (Loss)

Our oil and gas results and estimated fair values depend substantially on natural gas, oil and natural gas liquids ("NGL") prices and production levels, as well as drilling and operating costs.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total other loss, comprised primarily of net realized and unrealized loss on investments, favorably changed $11.7 million in the first quarter of 2017 compared to the first quarter of 2016. Net realized and unrealized loss totaled $15.6 million during the first quarter of 2017 compared to $27.2 million for the same prior year period. As commodity prices were less volatile during the latter part of 2016 and into 2017 compared to 2015 and into 2016, during which we saw significant declines in crude oil and natural gas prices, we experienced less significant changes in our investment values compared to 2016.

Other Expenses

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total other expenses increased $0.1 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to an increase in total allocable net base management fees expense. Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of March 31, 2017 and March 31, 2016, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, excluding noncontrolling interests, totaled $171.6 million and $177.9 million, respectively.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues
Dividend income	$—	$9,269
Other income	1	—
Total revenues	1	9,269
Investment costs and expenses
Interest expense:
Senior notes	90	248
Junior subordinated notes	111	149
Total interest expense	201	397
Other	—	3
Total investment costs and expenses	201	400
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	105	697
Total realized and unrealized gain (loss) on derivatives and foreign exchange	105	697
Net realized and unrealized gain (loss) on investments	4,536	(9,391)
Other income	56	—
Total other income (loss)	4,697	(8,694)
Other expenses
Related party management compensation:
Base management fees	186	35
Total related party management compensation	186	35
Professional services	48	35
Other general and administrative	8	—
Total other expenses	242	70
Income before income taxes	4,255	105
Income tax expense (benefit)	447	37
Net income (loss)	$3,808	$68

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues, comprised primarily of dividend income, decreased $9.3 million in the first quarter of 2017 compared to the first quarter of 2016. During the first quarter of 2016 we received an $8.1 million dividend payment related to a real estate investment we acquired in the first quarter of 2013, while none was received in the first quarter of 2017. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of March 31, 2017 and 2016, our commercial real estate assets had carrying values of $191.2 million and $212.3 million, respectively, and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets.

Investment Costs and Expenses

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Investment costs and expenses decreased $0.2 million from $0.4 million in the first quarter of 2016 compared to $0.2 million the first quarter of 2017 primarily as a result of a $0.2 million decline in total interest expense. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Total interest expense decreased period over period largely due to the redemption of the 8.375% Notes due 2041 in November 2016.

Other Income (Loss)

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Other income (loss) favorably changed $13.4 million in the first quarter of 2017 compared to the first quarter of 2016 from other loss of $8.7 million in the first quarter of 2016 to other income of $4.7 million in the first quarter of 2017. The change was largely attributable to one of our commercial real estate investments acquired in the first quarter of 2013 which had unrealized losses of $8.3 million in the first quarter of 2016 primarily as a result of its $8.1 million dividend payment during the same period. Generally, as our investment's equity decreases through losses and dividend payments, so does the value of our investment. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments. Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Other Expenses

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Other expenses increased $0.2 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to an increase in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three months ended March 31, 2017 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2017 tax year.

For the three months ended March 31, 2017, we recorded total income tax expense of $0.5 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $3.4 billion as of both March 31, 2017 and December 31, 2016. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	March 31, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$3,228,514	$3,214,308	$3,136,744	$3,286,630	$3,271,336	$3,194,328
Second lien	74,116	70,426	60,393	67,865	68,359	58,584
Subordinated	88,843	78,625	51,248	78,564	79,788	52,352
Total	$3,391,473	$3,363,359	$3,248,385	$3,433,059	$3,419,483	$3,305,264

As of March 31, 2017, $3.3 billion par amount, or 96.1%, of our corporate loan portfolio was floating rate and $132.2 million par amount, or 3.9%, was fixed rate. In addition, as of March 31, 2017, $123.2 million par amount, or 3.6%, of our corporate loan portfolio was denominated in foreign currencies, of which 64.8% was denominated in Euros. As of December 31, 2016, $3.3 billion par amount, or 96.5%, of our corporate loan portfolio was floating rate and $119.0 million par amount, or 3.5%, was fixed rate. In addition, as of December 31, 2016, $109.0 million par amount, or 3.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 61.6% was denominated in Euros.
As of March 31, 2017, our fixed rate corporate loans, which included pay-in-kind interest, had a weighted average coupon of 13.9% and a weighted average years to maturity of 2.9 years, as compared to 13.5% and 2.9 years, respectively, as of December 31, 2016. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.7% as of March 31, 2017 and 4.8% as of December 31, 2016, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% as of March 31, 2017 and 4.0% as of December 31, 2016. The weighted average years to maturity of our floating rate corporate loans was 4.9 years as of March 31, 2017 and 4.8 years as of December 31, 2016.
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
As of March 31, 2017, we held a total par value and estimated fair value of non-accrual loans of $138.6 million and $37.6 million, respectively, and $114.1 million and $26.0 million, respectively, as of December 31, 2016.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of March 31, 2017 and December 31, 2016, no corporate loans in our portfolio were in default.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of both March 31, 2017 and December 31, 2016, approximately 21% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of our corporate loans.
Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $279.6 million and $311.2 million as of March 31, 2017 and December 31, 2016, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:

Corporate Debt Securities
(Amounts in thousands)

	March 31, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$145,141	$108,928	$120,943	$156,546	$125,515	$61,687
Senior unsecured	280	3,839	4,380	25,280	28,842	29,133
Subordinated	134,220	111,548	106,868	129,331	111,544	97,723
Total	$279,641	$224,315	$232,191	$311,157	$265,901	$188,543

As of March 31, 2017, $114.3 million par amount, or 44.9%, of our corporate debt securities portfolio was fixed rate and $140.3 million par amount, or 55.1%, was floating rate. In addition, we had $25.1 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2016, $151.0 million par amount, or 52.7%, of our corporate debt securities portfolio was fixed rate and $135.3 million par amount, or 47.3%, was floating rate. In addition, we had $24.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in CLOs.
As of March 31, 2017, $25.1 million par amount, or 9.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.3% was denominated in Euros. As of December 31, 2016, $24.8 million par amount, or 8.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.2% was denominated in Euros.
As of March 31, 2017, our fixed rate corporate debt securities had a weighted average coupon of 9.1% and a weighted average years to maturity of 3.7 years, as compared to 10.0% and 3.3 years, respectively, as of December 31, 2016. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.7% as of both March 31, 2017 and December 31, 2016, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both March 31, 2017 and December 31, 2016. The weighted average years to maturity of our floating rate corporate debt securities was 4.5 years and 4.8 years as of March 31, 2017 and December 31, 2016, respectively.
Defaulted Securities
As of both March 31, 2017 and December 31, 2016, no corporate debt securities in our portfolio were in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2017, our corporate debt securities portfolio was concentrated in three issuers: Preferred Proppants LLC, LCI Helicopters Limited and Avoca Capital CLO XII Limited, which combined represented $213.9 million, approximately 92% of the estimated fair value of our corporate debt securities. As of December 31, 2016, approximately 97% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of our corporate debt securities.
Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	As of March 31, 2017	As of December 31, 2016
Oil and gas properties, net	$109,436	$110,934
Interests in joint ventures and partnerships(1)	87,185	107,348
Total	$196,621	$218,282

_____________________

(1)
Includes $25.0 million and $28.2 million of noncontrolling interests as of March 31, 2017 and December 31, 2016, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of March 31, 2017 and December 31, 2016, our oil and gas properties, net totaled $109.4 million and $110.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 1,069 and 1,014 gross productive wells as of March 31, 2017 and December 31, 2016, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

Our oil and gas properties are materially affected by commodity prices, and in particular long term crude oil and natural gas prices, which may be volatile. If commodity prices decline and such decline is not offset by other factors, we would generally expect the value of our natural resources assets to be adversely impacted. Conversely, if commodity prices increase, we would generally expect the value of our natural resources assets to be favorably impacted.

Equity Holdings

As of March 31, 2017 and December 31, 2016, our equity investments carried at estimated fair value totaled $174.7 million and $168.7 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Beginning balance	$168,658	$262,946
Additions	321	5,879
Dispositions and paydowns	—	(9,057)
Unrealized gains (losses)	5,592	(15,992)
Other(1)	122	686
Ending balance	$174,693	$244,462
_____________________
(1) Includes foreign exchange translation.

Interests in Joint Ventures and Partnerships Holdings
As of March 31, 2017 and December 31, 2016, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources, specialty lending and alternative credit had an aggregate estimated fair value of $841.7 million, which included noncontrolling interests of $72.7 million and $794.0 million, which included noncontrolling interests of $71.6 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.

Equity
Our total equity at March 31, 2017 totaled $1.9 billion, which included $72.7 million of noncontrolling interests related to entities we consolidate. Comparatively, our total equity at December 31, 2016 totaled $1.9 billion, which included $71.6 million of noncontrolling interests related to entities we consolidate. Noncontrolling interests represent the equity component held by third parties.
Contributions and Distributions
We received contributions of certain assets, including cash, from our Parent and we made distributions of assets, including cash, as distributions on our common shares, which are all held by our Parent in order to facilitate the management and administration of such assets by us and for other general corporate purposes.

In May 2017, our board of directors approved a $166.3 million contribution from our Parent representing membership interests in a controlling company of a real estate investment trust, and a $166.3 million cash distribution to our Parent, as the holder of all our common shares.

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

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2017
March 23, 2017	April 10, 2017	April 17, 2017	$0.460938
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
June 23, 2016	July 8, 2016	July 15, 2016	$0.460938
September 22, 2016	October 10, 2016	October 17, 2016	$0.460938
December 22, 2016	January 10, 2017	January 17, 2017	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our outstanding common shares. The following table shows the distributions declared on our common shares:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2017 (1)
First Quarter ended March 31, 2017	(2)	(2)	(2)
Year ended December 31, 2016 (1)
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Third Quarter ended September 30, 2016	(2)	(2)	(2)
Fourth Quarter ended December 31, 2016	February 9, 2017	February 10, 2017	$534,323
___________________
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
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of March 31, 2017, we had unrestricted cash and cash equivalents totaling $968.8 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of March 31, 2017, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

Since April 30, 2014, the date we became a subsidiary of KKR & Co., the size of our corporate loan and debt securities portfolio has declined largely due to the calling of our CLOs. During 2014 through 2016, all of our legacy CLOs were called for redemption. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of corporate loan and security interest income and interest expense on our CLO notes has declined along with the volatility in our interest income and interest expense. While the levels of associated corporate loan and security interest income and interest expense on our CLO notes have declined compared to prior years, as we have called for redemption all notes issued by all six legacy CLOs, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs.

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

On March 30, 2017, we closed KKR CLO 17 LLC ("CLO 17"), a $608.5 million secured financing transaction maturing on April 15, 2029. We issued $552.0 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 1.81%. We also issued $22.0 million par amount of subordinated notes to unaffiliated investors and $34.5 million par amount of subordinated notes to affiliated investors. Upon closing CLO 17, it was determined that we no longer met the consolidation criteria and therefore de-consolidated CLO 17, resulting in a reduction of both consolidated assets and liabilities of approximately $760.0 million.

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

During August 2016, we issued $3.6 million par amount of CLO 13 class F notes for proceeds of $3.0 million. During September 2016, we issued $3.4 million par amount of CLO 13 class F notes for proceeds of $2.9 million.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of March 31, 2017, all of our CLOs were in compliance with their respective OC Tests.

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

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During August 2016, we called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. In addition, during October 2016, the remaining $134.5 million par amount of CLO 2007-1 subordinated notes owned by third parties were deemed repaid in full, whereby the CLO distributed assets held as collateral in CLO 2007-1 to the subordinated note holders. In connection with the repayment of the CLO 2007-1 notes, the related pay-fixed, receive-variable interest rate swap used to hedge interest rate risk associated with the CLO, with a contractual notional amount of $142.3 million was terminated.

During the three months ended March 31, 2017, $80.4 million par amount of original CLO 2012-1 secured notes were repaid. During the three months ended March 31, 2016, excluding the amounts repaid for called CLOs, $112.2 million of original CLO 2007-1 senior notes were repaid.

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

CLO Warehouse Facility

On November 1, 2016, CLO 17 entered into a $200.0 million CLO warehouse facility ("CLO 17 Warehouse"), which matured upon the closing of CLO 17 on March 30, 2017. The CLO 17 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 17 Warehouse in full. Debt issued under the CLO 17 Warehouse was non-recourse to us beyond the assets of CLO 17 and bore interest at rates ranging from three-month LIBOR plus 1.25% to 2.20%. Upon the closing of CLO 17 on March 30, 2017, the aggregate amount outstanding under the CLO 17 Warehouse was repaid.

Senior Notes

On April 24, 2017, we redeemed all of our outstanding 7.500% Senior Notes due 2042 (the "Notes due 2042") in accordance with the optional redemption provisions provided in the documents governing the Notes due 2042. As of April 24, 2017, there was $115.0 million aggregate principal amount of the Notes due 2042 outstanding. The redemption price equaled 100% of the principal amount of the Notes due 2042 plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the Notes due 2042.

On March 30, 2017, we issued $375.0 million aggregate principal amount of 5.50% senior unsecured notes due March 30, 2032 ("Notes due 2032") in a private placement, resulting in net proceeds of $368.6 million. Interest on the Notes due 2032 is payable semi-annually on March 30 and September 30 of each year. We may redeem the Notes due 2032 in whole, but not in part, at a redemption price equal to 100% of the outstanding principal amount plus accrued and unpaid interest to, but excluding, the date of redemption on or after March 30, 2022 and annually thereafter, after providing notice to noteholders of such redemption not less than 30 and no more than 60 business days prior to such redemption date. At any time prior to March 30, 2022, we may redeem the Notes due 2032 in whole, but not in part, at a redemption price equal to (i) 100% of the outstanding principal amount, (ii) plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) plus the excess, if any, of (a) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes due 2032 (as if the Notes due 2032 matured on March 30, 2022), discounted to the redemption date on a semi-annual basis (assuming a 360-day year of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes due 2032 being redeemed to, but excluding, the redemption date over (b) the principal amount of the Notes due 2032 being redeemed.

On November 15, 2016, we redeemed $258.8 million aggregate principal amount of 8.375% Senior Notes due 2041 (the "Notes due 2041"), in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. The transaction resulted in recording a gain of $29.8 million.

Replacing the Notes due 2041 (which were redeemed in November 2016) and the Notes due 2041 (which were redeemed in April 2017) with the Notes due 2032 (which were issued in March 2017) represents an annualized interest expense savings of $9.7 million when calculated in the aggregate.

Junior Subordinated Notes

In January 2017, we repurchased $18.8 million of junior subordinated notes, which resulted in a gain on extinguishment of debt of $2.4 million.

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of March 31, 2017 and December 31, 2016, we had unfunded financing commitments for corporate loans totaling $0.6 million and $3.2 million, respectively.

We participate in joint ventures and partnerships alongside affiliates of our Manager through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate, as well as alternative credit and specialty lending focused businesses. As of March 31, 2017, we estimated these future contributions to total approximately $276.8 million, whereby approximately 91% was related to our credit segment and 9% was related to our other segment. As of December 31, 2016, we estimated these future contributions to total approximately $279.4 million, whereby approximately 91% was related to our credit segment and 9% was related to our other segment.

We had investments, held alongside affiliates of our Manager, in real estate entities that were financed with non-recourse debt totaling approximately $1.2 billion as of March 31, 2017 and $1.1 billion as of December 31, 2016. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the first quarter of 2017. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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

For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a ‘‘qualified publicly traded partnership’’ for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, it is possible we may be treated as a ‘‘qualified publicly traded partnership’’ for our 2017 tax year. However, no assurance can be provided that we will or will not be treated as a ‘‘qualified publicly traded partnership’’ in 2017 or any future year.

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

IRAN SANCTIONS RELATED DISCLOSURE

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we are required to disclose in our annual or quarterly reports certain dealings or transactions that we or any of our affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions. We have no disclosures to make with respect to us or our subsidiaries under Section 13(r) of the Exchange Act during the quarter ended March 31, 2017.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2017, $101.4 million estimated fair value, or 2.9%, of our corporate debt portfolio was denominated in foreign currencies, of which approximately 71.1% was denominated in Euros. In addition, as of March 31, 2017, $143.6 million estimated fair value, or 15.2%, of our interests in joint ventures and partnerships and equity investments had foreign exposure, including those denominated in foreign currencies, of which approximately 17.5% was denominated in Euros, 29.7% was denominated in the British pound sterling and 28.5% was denominated in Chinese Yuan Renminbi.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of March 31, 2017, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $409.5 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of March 31, 2017, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$4,142
Increase of 2.0%	$8,284
Increase of 3.0%	$12,425
Increase of 4.0%	$16,567
Increase of 5.0%	$20,709

As of March 31, 2017, approximately 83.5% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.95%. Given these LIBOR floors, increases in short-term interest rates of 1% or more will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of March 31, 2017, we had interest rate swaps with a contractual notional amount of $141.0 million, the majority of which were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. The estimated fair value of the interest rate swaps is based on the 30-year swap rate and all changes in value are reflected as net unrealized gains and losses on the condensed consolidated statements of operations. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of March 31, 2017
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(25,506)
Foreign exchange forward contracts and options	(409,485)	31,302
Common stock warrants	—	1,699
Options	—	1,464
Total		$8,959

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2017 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(581)	$—	$—	$(24,925)	$(25,506)
Foreign exchange forward contracts and options	15,534	15,768	—	—	31,302
Total	$14,953	$15,768	$—	$(24,925)	$5,796

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of the period ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the period ended March 31, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 9 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017, which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager has agreed to waive incentive fees of $16.2 million for the three months ended March 31, 2017, which were attributable to a non-cash item.

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
ITEM 6. EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR Financial Holdings LLC

Signature	Title

/s/ WILLIAM J. JANETSCHEK	Chief Executive Officer (Principal Executive Officer)
William J. Janetschek

/s/ THOMAS N. MURPHY	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)
Thomas N. Murphy

Date: May 11, 2017

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

4.1
Indenture dated as of March 30, 2017 among KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.2
First Supplemental Indenture dated as of March 30, 2017 among KKR Financial Holdings LLC and The Bank of New York Mellon Trust Company, N. A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).

4.3	Form of 5.50% Senior Note due 2032 of KKR Financial Holdings LLC (incorporated by reference to Exhibit 4.2 to the KKR Financial Holdings LLC Current Report on Form 8-K filed on March 30, 2017).
10.1	Fee Waiver Letter, dated May 5, 2017, between KKR Financial Advisors LLC and KKR Financial Holdings LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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