Form 10-Q
period 2017-06-30
KKR Financial Holdings LLC
filed 2017-08-10
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

The number of shares of the registrant’s common shares outstanding as of August 3, 2017 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$432,680	$627,237
Restricted cash and cash equivalents	310,598	512,312
Securities, at estimated fair value	263,055	229,206
Corporate loans, at estimated fair value	3,635,589	3,305,264
Equity investments, at estimated fair value	444,373	168,658
Oil and gas properties, net	107,702	110,934
Interests in joint ventures and partnerships, at estimated fair value	1,009,737	793,996
Derivative assets	23,876	46,447
Interest and principal receivable	19,888	10,937
Receivable for investments sold	17,416	35,522
Other assets	11,447	10,544
Total assets	$6,276,361	$5,851,057
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$2,916,680	$3,087,941
Collateralized loan obligation junior secured notes to affiliates, at estimated fair value	88,415	89,607
Collateralized loan obligation warehouse facility	240,000	20,000
Senior notes	367,728	123,008
Junior subordinated notes	235,330	250,154
Payable for investments purchased	356,871	315,773
Accounts payable, accrued expenses and other liabilities	30,426	43,297
Accrued interest payable	29,484	14,577
Related party payable	7,494	5,810
Derivative liabilities	33,277	32,705
Total liabilities	4,305,705	3,982,872
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both June 30, 2017 and December 31, 2016	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both June 30, 2017 and December 31, 2016	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(864,081)	(967,452)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,899,980	1,796,609
Noncontrolling interests	70,676	71,576
Total equity	1,970,656	1,868,185
Total liabilities and equity	$6,276,361	$5,851,057

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Revenues
Loan interest income	$42,420	$57,526	$81,596	$124,434
Securities interest income	1,977	6,892	4,560	11,956
Oil and gas revenue	4,256	3,257	7,966	5,898
Other	8,969	1,487	10,633	16,179
Total revenues	57,622	69,162	104,755	158,467
Investment costs and expenses
Interest expense	35,479	54,389	66,496	105,307
Interest expense to affiliates	5,460	1,009	10,113	1,009
Oil and gas production costs	284	240	531	455
Oil and gas depreciation, depletion and amortization	1,734	1,258	3,232	2,324
Other	665	1,157	1,529	1,956
Total investment costs and expenses	43,622	58,053	81,901	111,051
Other income (loss)
Net realized and unrealized gain (loss) on investments	(13,662)	30,511	103,244	(107,521)
Net realized and unrealized gain (loss) on derivatives and foreign exchange	16,749	(3,180)	22,460	(13,396)
Net realized and unrealized gain (loss) on debt	15,258	(802)	30,474	(63,975)
Net realized and unrealized gain (loss) on debt to affiliates	3,805	(2,984)	1,192	(2,984)
Net gain (loss) on extinguishment of debt	7,868	—	10,283	—
Other income (loss)	2,906	1,401	6,772	2,940
Total other income (loss)	32,924	24,946	174,425	(184,936)
Other expenses
Related party management compensation	8,706	6,767	16,264	14,043
General, administrative and directors' expenses	4,706	1,415	6,373	17,191
Professional services	1,051	1,010	2,213	2,022
Total other expenses	14,463	9,192	24,850	33,256
Income (loss) before income taxes	32,461	26,863	172,429	(170,776)
Income tax expense (benefit)	144	(187)	597	(127)
Net income (loss)	$32,317	$27,050	$171,832	$(170,649)
Net income (loss) attributable to noncontrolling interests	(259)	(1,281)	1,716	(16,816)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	32,576	28,331	170,116	(153,833)
Preferred share distributions	6,891	6,891	13,782	13,782
Net income (loss) available to common shares	$25,685	$21,440	$156,334	$(167,615)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Net income (loss)	$32,317	$27,050	$171,832	$(170,649)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	—
Unrealized gains (losses) on cash flow hedges	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$32,317	$27,050	$171,832	$(170,649)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$32,317	$27,050	$171,832	$(170,649)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2016	14,950,000	$378,983	100	$2,385,078	$(895,950)	$82,879	$1,950,990
Capital contributions	—	—	—	—	—	5,049	5,049
Capital distributions	—	—	—	—	—	(6,849)	(6,849)
Net income (loss)	—	—	—	—	(153,833)	(16,816)	(170,649)
Distributions declared on preferred shares	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	(194,851)	—	(194,851)
Balance at June 30, 2016	14,950,000	$378,983	100	$2,385,078	$(1,258,416)	$64,263	$1,569,908

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2017	14,950,000	$378,983	100	$2,385,078	$(967,452)	$71,576	$1,868,185
Effect from de-consolidation of subsidiaries	—	—	—	—	(500)	—	(500)
Capital contributions	—	—	—	—	—	2,482	2,482
Capital distributions	—	—	—	—	—	(5,098)	(5,098)
Net income (loss)	—	—	—	—	170,116	1,716	171,832
Distributions declared on preferred shares	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	(487,147)	—	(487,147)
Contributions from Parent	—	—	—	—	434,684	—	434,684
Balance at June 30, 2017	14,950,000	$378,983	100	$2,385,078	$(864,081)	$70,676	$1,970,656

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash flows from operating activities
Net income (loss)	$171,832	$(170,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(22,460)	13,396
Net (gain) loss on extinguishment of debt	(10,283)	—
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(1,716)	(16,816)
Net realized and unrealized (gain) loss on investments	(101,528)	124,337
Depreciation and net amortization	4,295	26,483
Net realized and unrealized (gain) loss on debt	(30,474)	63,975
Net realized and unrealized (gain) loss on debt to affiliates	(1,192)	2,984
Changes in assets and liabilities:
Interest receivable	4,097	6,397
Other assets	(4,750)	(9,599)
Related party payable	1,684	(1,697)
Accounts payable, accrued expenses and other liabilities	(14,651)	(15,117)
Accrued interest payable	15,000	1,313
Net cash provided by (used in) operating activities	9,854	25,007
Cash flows from investing activities
Principal payments from corporate loans	716,978	767,143
Principal payments from securities	29,563	25,034
Proceeds from sales of corporate loans	274,085	915,725
Proceeds from sales of securities	21,424	115,464
Proceeds from equity and other investments	67,716	105,263
Purchases of corporate loans	(1,656,055)	(649,320)
Purchases of securities	(2,842)	(5,068)
Purchases of equity and other investments	(69,065)	(60,278)
Net change in proceeds, purchases and settlements of derivatives	7,879	17,233
Net change in restricted cash and cash equivalents	(14,284)	(328,107)
Net cash provided by (used in) investing activities	(624,601)	903,089
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	1,068,162	—
Retirement of collateralized loan obligation secured notes	(604,865)	(847,764)
Proceeds from collateralized loan obligation warehouse facility	523,000	—
Repayment of collateralized loan obligation warehouse facility	(303,000)	—
Issuance of senior notes	372,356	—
Repayment of senior notes	(115,000)	—
Repayment of junior subordinated notes	(13,168)	—
Distributions on common shares	(53,432)	(62,888)
Distributions on preferred shares	(13,782)	(13,782)
Distributions to Parent	(433,715)	—
Capital distributions to noncontrolling interests	(5,098)	(6,849)
Capital contributions from noncontrolling interests	2,482	5,049
Other capitalized costs	(3,750)	—
Net cash provided by (used in) financing activities	420,190	(926,234)
Net increase (decrease) in cash and cash equivalents	(194,557)	1,862
Cash and cash equivalents at beginning of period	627,237	320,122
Cash and cash equivalents at end of period	$432,680	$321,984
Supplemental cash flow information
Cash paid for interest	$63,704	$87,614
Net cash paid (refunded) for income taxes	$70	$23
Non-cash investing and financing activities
Assets contributed from Parent	$434,684	$(131,963)
Redemption of CLO 2007-A subordinated notes	$—	$(15,587)
Preferred share distributions declared, not yet paid	$6,891	$6,891
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

In addition, during 2016, the Company declared a distribution in kind on its common shares of certain subordinated notes of KKR CLO 11, Ltd. ("CLO 11") and KKR CLO 13, Ltd. ("CLO 13") to its Parent as the sole holder of its common shares. CLO 11 and CLO 13 had previously been consolidated by the Company as they were VIEs which the Company determined it had the power to direct the activities that most significantly impacted these entities’ economic performance and the Company had both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. Following the distribution, the Company determined that it no longer met the consolidation criteria and de-consolidated CLO 11 and CLO 13, resulting in a reduction in both consolidated assets and liabilities of approximately $1.0 billion as of December 31, 2016. Also, as a result of the de-consolidation, the related CLO interest expense and management fees that were previously consolidated were no longer included in the Company's condensed consolidated statements of operations.

The Company finances the majority of its corporate debt investments through its CLOs. As of June 30, 2017, the Company’s CLOs held $3.1 billion par amount, or $3.0 billion estimated fair value, of corporate debt investments. As of December 31, 2016, the Company's CLOs also held $3.1 billion par amount, or $3.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of June 30, 2017 and December 31, 2016, the aggregate par amount of CLO debt to unaffiliated and affiliated parties totaled $3.0 billion and $3.2 billion, respectively.

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

NOTE 3. SECURITIES

The Company accounts for all of its securities, including RMBS, at estimated fair value. The following table summarizes the Company’s securities as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$327,462	$248,592	$263,055	$371,785	$304,628	$229,206
Total	$327,462	$248,592	$263,055	$371,785	$304,628	$229,206

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

	Three months ended June 30, 2017	Three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Net realized gains (losses)	$3,402	$5,779	$5,258	$4,186
Net (increase) decrease in unrealized losses	2,372	15,030	87,367	(35,096)
Net realized and unrealized gains (losses)	$5,774	$20,809	$92,625	$(30,910)

Defaulted Securities

As of both June 30, 2017 and December 31, 2016, the Company had no corporate debt securities in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2017, the Company’s corporate debt securities portfolio was concentrated in three issuers: Preferred Proppants LLC, LCI Helicopters Limited and Avoca Capital CLO XII Limited, which combined represented $219.0 million, or approximately 92% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2016, approximately 97% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Pledged as collateral for collateralized loan obligation secured debt	$2,131	$13,337
Total	$2,131	$13,337

NOTE 4. LOANS

The Company accounts for all of its loans at estimated fair value. The following table summarizes the Company’s loans as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$3,753,842	$3,724,482	$3,635,589	$3,433,059	$3,419,483	$3,305,264
Total	$3,753,842	$3,724,482	$3,635,589	$3,433,059	$3,419,483	$3,305,264

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

	Three months ended June 30, 2017	Three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Net realized gains (losses)	$(30,490)	$(180,238)	$(34,376)	$(210,952)
Net (increase) decrease in unrealized losses	17,877	190,503	15,991	235,426
Net realized and unrealized gains (losses)	$(12,613)	$10,265	$(18,385)	$24,474

For the corporate loans measured at estimated fair value under the fair value option of accounting, $23.5 million and $170.2 million of net gains were attributable to changes in instrument specific credit risk for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, $29.0 million and $197.7 million of net gains were attributable to changes in instrument specific credit risk, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of June 30, 2017, the Company held a total par value and estimated fair value of $93.8 million and $26.4 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2016, the Company held a total par value and estimated fair value of $114.1 million and $26.0 million, respectively, of non-accrual loans carried at estimated fair value. As of both June 30, 2017 and December 31, 2016, there were no corporate loans past due 90 or more days and still accruing.

Defaulted Loans

As of both June 30, 2017 and December 31, 2016, the Company held no corporate loans that were in default.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2017, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2016, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Pledged as collateral for collateralized loan obligation secured debt	$3,041,168	$3,048,841
Total	$3,041,168	$3,048,841

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside affiliates of the Manager through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR. Refer to Note 10 to these condensed consolidated financial statements for further discussion. As of June 30, 2017 and December 31, 2016, the Company held $1.0 billion and $794.0 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of June 30, 2017 and December 31, 2016, the Company held $444.4 million and $168.7 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Three months ended June 30, 2017		Three months ended June 30, 2016		Six months ended June 30, 2017		Six months ended June 30, 2016
	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)
Net realized gains (losses)	$(4,094)	$(2,137)	$(4,496)	$9,736	$(4,094)	$(36,262)	$(3,771)	$7,574
Net (increase) decrease in unrealized losses	(2,800)	2,209	(457)	(5,346)	2,792	66,569	(16,449)	(88,439)
Net realized and unrealized gains (losses)	$(6,894)	$72	$(4,953)	$4,390	$(1,302)	$30,307	$(20,220)	$(80,865)

(1) Includes net loss attributable to noncontrolling interests of $0.3 million and net gain of $1.7 million for the three and six months ended June 30, 2017, respectively, and net loss of $1.3 million and $16.8 million for the three and six months ended June 30, 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company had equity method investments, at estimated fair value, totaling $858.1 million and $408.3 million, respectively. As of June 30, 2017, the Company's equity method investments were comprised primarily of the following issuers with the respective ownership percentages: (i) Port Aventura Entertainment S.A., in which the Company holds an approximately 48% ownership interest through its ownership of KKR Gaudi S.a.r.l., (ii) KKR Real Estate Finance Trust Inc., in which the Company holds an approximately 15% ownership interest through its ownership of KKR REFT Asset Holdings LLC, and (iii) Maritime Credit Corporation Ltd., in which the Company holds an approximately 31% ownership interest through its ownership of KKR Nautilus Aggregator Limited. As of December 31, 2016, the Company's equity method investments were comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Credit Corporation Ltd., which the Company held approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company held approximately 33% common equity interest in, and (iii) Mineral Acquisition Company, which the Company held approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Pledged Assets

There were no equity investments or interests in joint ventures and partnerships pledged as collateral as of June 30, 2017 and December 31, 2016.

NOTE 6. BORROWINGS

The Company accounts for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the condensed consolidated statements of operations, and all of its other borrowings at amortized cost.

Certain information with respect to the Company’s borrowings as of June 30, 2017 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2012-1 secured notes	$223,636	$225,965	3.67%	2725	$200,856
CLO 2012-1 subordinated notes(3)	18,000	11,287	12.25	2725	16,167
CLO 2012-1 subordinated notes to affiliates(3)	19,663	12,330	12.25	2725	17,660
CLO 2013-1 secured notes	463,000	465,129	3.00	4307	470,202
CLO 2013-1 subordinated notes to affiliates(3)	23,063	13,635	16.87	4307	23,422
CLO 2013-2 secured notes	339,250	341,843	3.14	3129	325,498
CLO 2013-2 subordinated notes to affiliates(3)	30,959	17,778	13.75	3129	29,704
CLO 9 secured notes	463,750	469,563	3.17	3394	443,317
CLO 9 subordinated notes(3)	15,000	9,674	15.28	3394	14,339
CLO 9 subordinated notes to affiliates(3)	33,400	21,542	15.28	3394	31,928
CLO 10 secured notes	368,000	373,404	3.44	3090	351,022
CLO 10 subordinated notes to affiliates(3)	39,146	23,131	11.66	3090	37,340
CLO 15 secured notes	368,000	371,193	3.22	4128	383,520
CLO 15 subordinated notes(3)	12,100	9,672	13.19	4128	12,610
CLO 16 secured notes	644,300	634,853	3.16	4222	680,956
CLO 16 subordinated notes(3)	4,500	4,096	—	4222	4,756
Total collateralized loan obligation secured debt	3,065,767	3,005,095			3,043,297
CLO warehouse facility(4)	240,000	240,000	2.57	27	483,425
5.50% Senior notes	375,000	367,728	5.50	5387	—
Junior subordinated notes	264,767	235,330	3.63	7035	—
Total borrowings	$3,945,534	$3,848,153			$3,526,722

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

(4)
Represents a $470.0 million CLO warehouse facility ("CLO 18 warehouse"), which was repaid in full on July 27, 2017, upon the closing of KKR CLO 18, Ltd. ("CLO 18"), and totaled $310.0 million prior to repayment.

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

CLO Debt

For the CLO secured notes, there were no gains (losses) attributable to changes in instrument specific credit risk for the three and six months ended June 30, 2017 and 2016.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 15 and CLO 16 will end their reinvestment periods during April 2022, January 2018, October 2018, December 2018, October 2020 and January 2021, respectively.
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
During the three months ended June 30, 2017, the Company repaid $63.5 million par amount of original CLO 2012-1 secured notes and $2.5 million par amount of original CLO 15 secured notes. During the six months ended June 30, 2017, the Company repaid $143.9 million par amount of original CLO 2012-1 secured notes and $2.5 million par amount of original CLO 15 secured notes. During the three and six months ended June 30, 2016, $486.3 million and $598.5 million par amount, respectively, of original CLO 2007-1 senior notes were repaid.

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

On April 17, 2017, the Company refinanced the senior CLO notes of CLO 2013-1. Senior secured notes totaling $458.5 million were paid down in full and refinanced into $463.0 million of senior secured notes with a weighted-average coupon of three-month LIBOR plus 1.84% maturing on April 15, 2029.

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

CLO Warehouse Facility

On March 10, 2017, CLO 18 entered into the CLO 18 Warehouse, a $470.0 million CLO warehouse facility, which matured upon the closing of CLO 18. The CLO 18 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 18 Warehouse in full. Debt issued under the CLO 18 warehouse was non-recourse to the Company beyond the assets of CLO 18 and bore interest rates ranging from three-month LIBOR plus 1.10% to 1.75%. Upon the closing of CLO 18 on July 27, 2017, the aggregate amount outstanding under the CLO 18 Warehouse was repaid.

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

Senior Notes

On April 24, 2017, the Company redeemed $115.0 million aggregate principal amount of 7.500% Senior Notes due 2042 (the "Notes due 2042") in accordance with the optional redemption provisions provided in the documents governing the Notes due 2042. The transaction resulted in a gain on extinguishment of debt of $7.9 million. Prior to the redemption, the Company's Notes due 2042 traded on the NYSE.

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

On November 15, 2016, the Company redeemed $258.8 million aggregate principal amount of 8.375% Senior Notes due 2041 (the "Notes due 2041"), in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. The transaction resulted in the Company recording a gain on extinguishment of debt of $29.8 million. Prior to the redemption, the Company's Notes due 2041 traded on the NYSE.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	As of June 30, 2017		As of December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(28,270)	$141,000	$(27,263)
Foreign exchange forward contracts and options	(407,389)	15,487	(460,282)	38,476
Common stock warrants	—	1,795	—	1,528
Options	—	1,587	—	1,001
Total		$(9,401)		$13,742

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with certain of its floating rate junior subordinated notes. The Company had also previously used interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs. As of both June 30, 2017 and December 31, 2016, the Company had interest rate swaps with a notional amount of $141.0 million.
Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of June 30, 2017 and December 31, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $407.4 million and $460.3 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Gain (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(2,802)	$(2,802)	$—	$(5,934)	$(5,934)
Foreign exchange forward contracts and options(1)	4,988	14,343	19,331	6,400	(5,095)	1,305
Common stock warrants	—	96	96	—	(165)	(165)
Options	—	124	124	—	1,614	1,614
Net realized and unrealized gains (losses)	$4,988	$11,761	$16,749	$6,400	$(9,580)	$(3,180)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(1,087)	$(1,087)	$—	$(17,665)	$(17,665)
Foreign exchange forward contracts and options(1)	7,169	15,525	22,694	17,612	(15,337)	2,275
Common stock warrants	—	267	267	142	(165)	(23)
Options	—	586	586	—	2,017	2,017
Net realized and unrealized gains (losses)	$7,169	$15,291	$22,460	$17,754	$(31,150)	$(13,396)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of June 30, 2017, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $0.8 million net liability, net of $2.1 million collateral posted, (ii) $0.1 million net asset, net of $4.3 million collateral posted and (iii) $7.3 million net asset, including $25.7 million collateral held. Comparatively, as of December 31, 2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.6 million net asset, net of $3.4 million collateral posted, (ii) $1.0 million net asset, net of $8.0 million collateral posted and (iii) $7.5 million net asset, net of $11.3 million collateral held.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of June 30, 2017 (amounts in thousands):

	As of June 30, 2017		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$743,278	$743,278	$743,278	$—	$—
Liabilities:
Senior notes	367,728	378,417	—	—	378,417
Junior subordinated notes	235,330	201,365	—	—	201,365

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
Assets:
Securities:
Corporate debt securities	$—	$3,983	$232,960	$236,943
Residential mortgage-backed securities	—	—	26,112	26,112
Total securities	—	3,983	259,072	263,055
Loans	—	3,526,184	109,405	3,635,589
Equity investments, at estimated fair value	53,562	—	390,811	444,373
Interests in joint ventures and partnerships, at estimated fair value	—	—	1,009,737	1,009,737
Derivatives:
Foreign exchange forward contracts and options	—	19,874	620	20,494
Warrants	—	—	1,795	1,795
Options	—	—	1,587	1,587
Total derivatives	—	19,874	4,002	23,876
Total	$53,562	$3,550,041	$1,773,027	$5,376,630
Liabilities:
Collateralized loan obligation secured notes	$—	$2,916,680	$—	$2,916,680
Collateralized loan obligation junior secured notes to affiliates	—	88,415	—	88,415
Derivatives:
Interest rate swaps	—	28,270	—	28,270
Foreign exchange forward contracts and options	—	4,994	13	5,007
Total derivatives	—	33,264	13	33,277
Total	$—	$3,038,359	$13	$3,038,372

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets:
Securities:
Corporate debt securities	$—	$13,337	$175,206	$188,543
Residential mortgage-backed securities	—	—	40,663	40,663
Total securities	—	13,337	215,869	229,206
Corporate loans	—	3,176,070	129,194	3,305,264
Equity investments, at estimated fair value	36,353	—	132,305	168,658
Interests in joint ventures and partnerships, at estimated fair value	—	—	793,996	793,996
Derivatives:				0
Foreign exchange forward contracts and options	—	41,636	2,282	43,918
Options	—	—	1,001	1,001
Warrants	—	—	1,528	1,528
Total derivatives	—	41,636	4,811	46,447
Total	$36,353	$3,231,043	$1,276,175	$4,543,571
Liabilities:
Collateralized loan obligation secured notes	$—	$3,087,941	$—	$3,087,941
Collateralized loan obligation junior secured notes to affiliates	—	89,607	—	89,607
Derivatives:
Interest rate swaps	—	27,263	—	27,263
Foreign exchange forward contracts and options	—	4,152	1,290	5,442
Total derivatives	—	31,415	1,290	32,705
Total	$—	$3,208,963	$1,290	$3,210,253

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2017 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of April 1, 2017	$227,198	$39,286	$125,088	$131,125	$841,733	$816	$1,699	$1,464
Total gains or losses (for the period):
Included in earnings(1)	5,835	1,811	8,522	982	2,748	(209)	96	123
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—	—	—	—
Purchases	—	—	3,029	—	32,088	—	—	—
Sales	—	(12,988)	(696)	(13,655)	(6,904)	—	—	—
Settlements	(73)	(1,997)	(26,538)	272,359	140,072	—	—	—
Ending balance as of June 30, 2017	$232,960	$26,112	$109,405	$390,811	$1,009,737	$607	$1,795	$1,587
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$5,835	$916	$8,979	$662	$2,748	$(209)	$96	$123

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2017 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships		Foreign Exchange Options, Net	Warrants		Options
Beginning balance as of January 1, 2017	$175,206	$40,663	$129,194	$132,305	$793,996		$992	$1,528		$1,001
Total gains or losses (for the period):
Included in earnings(1)	91,813	2,975	11,462	(518)	38,710		(385)	267		586
Transfers into Level 3	—	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(9,565)	—	—		—	—		—
Purchases	—	—	9,102	321	50,408		—	—		—
Sales	(8,956)	(12,988)	(1,028)	(13,656)	(6,903)		—	—		—
Settlements	(25,103)	(4,538)	(29,760)	272,359	133,526		—	—		—
Ending balance as of June 30, 2017	$232,960	$26,112	$109,405	$390,811	$1,009,737		$607	$1,795		$1,587
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$90,675	$1,703	$10,463	$(1,486)	$38,710		$(843)	$267		$586

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

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of April 1, 2016	$150,068	$47,714	$296,982	$138,563	$748,329	$1,841	$—	$498
Total gains or losses (for the period):
Included in earnings(1)	(667)	748	(44,943)	(17,377)	947	(189)	(165)	1,614
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	—	997	—	45,756	—	—	—
Sales	—	—	(26,685)	(5,130)	—	—	—	—
Settlements	(29)	(2,662)	(25,510)	7,318	(36,711)	—	2,285	—
Ending balance as of June 30, 2016	$149,372	$45,800	$200,841	$123,374	$758,321	$1,652	$2,120	$2,112
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(667)	$748	$(44,943)	$(17,377)	$947	$(189)	$(165)	$1,614

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

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of January 1, 2016	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$—	$95
Total gains or losses (for the period):
Included in earnings(1)	(45,549)	1,080	(51,770)	(25,462)	(79,748)	(1,235)	(165)	2,017
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	—	3,303	—	59,823	—	—	—
Sales	—	—	(26,685)	(5,130)	—	—	—	—
Settlements	(65)	(4,901)	(22,741)	7,318	(110,162)	—	2,285	—
Ending balance as of June 30, 2016	$149,372	$45,800	$200,841	$123,374	$758,321	$1,652	$2,120	$2,112
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(45,549)	$1,076	$(51,770)	$(25,462)	$(79,748)	$(1,235)	$(165)	$2,017

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and six months ended June 30, 2017 and 2016.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of June 30, 2017 (dollar amounts in thousands):

	Balance as of June 30, 2017	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$232,960	Yield analysis	Yield	21%	5% - 22%	Decrease
			Net leverage	19x	14x-20x	Decrease
			EBITDA multiple	18x	0x - 19x	Increase
			Discount margin	1263 bps	1200 -1600 bps	Decrease
Residential mortgage – backed securities	$26,112	Discounted cash flows	Probability of default	2%	0% - 3%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	15%	12% - 18%	(5)
Corporate loans	$109,405	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	1%	0% - 50%	(7)
			Weight ascribed to discounted cash flows	1%	0% - 50%	(8)
			Weight ascribed to yield analysis	98%	0% - 100%	(9)
		Yield Analysis	Yield	11%	9% -14%	Decrease
			Net leverage	10x	5x - 15x	Decrease
			EBITDA multiple	6x	0x - 14x	Increase
		Market comparables	LTM EBITDA multiple	8x	8x	Increase
			Forward EBITDA multiple	9x	9x	Increase
		Discounted Cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	7x	7x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	3%	3%	Increase
			Volatility	28%	28%	Decrease
Equity investments, at estimated fair value(6)	$390,811	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	0% - 20%	Decrease
			Weight ascribed to market comparables	49%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	51%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	12x	0x - 15x	Increase
			Forward EBITDA multiple	12x	0x - 14x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	6% - 14%	Decrease
			LTM EBITDA exit multiple	8x	6x - 10x	Increase
Interests in joint ventures and partnerships(10)	$1,009,737	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	27%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	44%	0% - 100%	(8)

			Weight ascribed to yield analysis	29%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	1x	1x	Increase
			Forward EBITDA multiple	1x	1x	Increase
			Capitalization rate	6%	3% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	9%	6% - 20%	Decrease
			Average price per BOE(11)	$19.11	$17.53-$20.85	Increase
		Yield analysis	Yield	16%	16%	Decrease
			Net Leverage	3x	3x	Decrease
			EBITDA multiple	10x	10x	Increase
Foreign exchange options, net	$607	Option pricing model	Forward and spot rates	13,345	13,345	(12)
Options(13)	$1,587	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	8x	8x	Increase
			Forward EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	7x	7x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	3%	3%	Increase
			Volatility	28%	28%	Decrease

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $10.6 million was valued solely using a market comparables technique and $11.8 million was valued solely using a discounted cash flow technique.

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

(10)
Inputs exclude $630.1 million of assets, comprised of an investment that was valued using an independent third party valuation firm and interests in an alternative credit fund and holding company of a real estate investment trust that hold multiple investments, which are valued using Level 3 value methodologies similar to those shown for the corporate debt portfolio and equity investments. Of the total interest in joint ventures and partnerships, $45.1 million was valued solely using a discounted cash flow technique, while $9.2 million was valued solely using a market comparables technique and $23.5 million was valued solely using a yield analysis.

(11)
Natural resources assets with an estimated fair value of $78.0 million as of June 30, 2017 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(12)	Inputs include forward rates for investments in Indian Rupees.

(13)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.8 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the agreement setting forth the terms of the warrant and public disclosures of the expected sale value.

The following table presents additional information about valuation techniques and inputs used for assets, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2016 (dollar amounts in thousands):

	Balance as of December 31, 2016	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$175,206	Yield analysis	Yield	14%	5% - 15%	Decrease
			Net leverage	9x	7x-16x	Decrease
			EBITDA multiple	6x	0x - 9x	Increase
			Discount margin	1105	1100-1150 bps	Decrease
		Market comparables	LTM EBITDA multiple	12x	12x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	1%	1%	Increase
			Volatility	85%	85%	Decrease
		Broker quotes	Offered quotes	102	101-103	Increase
Residential mortgage – backed securities	$40,663	Discounted cash flows	Probability of default	2%	0% - 3%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	18%	12% - 23%	(5)
Corporate loans	$129,194	Yield Analysis	Yield	13%	11% - 16%	Decrease
			Net leverage	11x	5x - 82x	Decrease
			EBITDA multiple	6x	0x - 19x	Increase
Equity investments, at estimated fair value(6)	$132,305	Inputs to market comparables and discounted cash flow	Illiquidity discount	8%	5% - 15%	Decrease
			Weight ascribed to market comparables	47%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	53%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	11x	0x - 14x	Increase
			Forward EBITDA multiple	9x	0x - 13x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	8x	7x - 10x	Increase
Interests in joint ventures and partnerships(10)	$793,996	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	27%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	45%	0% - 100%	(8)
			Weight ascribed to yield analysis	28%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	4x	1x - 9x	Increase
			Forward EBITDA multiple	9x	9x	Increase
			Capitalization Rate	7%	3% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	10%	6% - 20%	Decrease
			Average price per BOE(11)	$20.26	$18.81 - $22.38	Increase
		Yield analysis	Yield	19%	19%	Decrease
			Net leverage	2x	2x	Decrease
			EBITDA multiple	7x	7x	Increase
Foreign exchange options, net	$992	Option pricing model	Forward and spot rates	10,301	6 -13,550	(12)
Options(13)	$1,001	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease

		Weight ascribed to market comparables	50%	50%	(7)
		Weight ascribed to discounted cash flows	50%	50%	(8)
,	Market comparables	LTM EBITDA multiple	9x	9x	Increase
		Forward EBITDA multiple	7x	7x	Increase
	Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
		LTM EBITDA exit multiple	5x	5x	Increase

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of June 30, 2017 and December 31, 2016, the Company had unfunded financing commitments for corporate loans totaling $0.6 million and $3.2 million, respectively. The Company did not have any significant losses as of June 30, 2017, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside its Manager and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate, as well as alternative credit and specialty lending focused businesses. The Company estimated these future contributions to total approximately $271.4 million as of June 30, 2017 and $279.4 million as of December 31, 2016.

Guarantees

As of June 30, 2017 and December 31, 2016, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.4 billion and $1.1 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Base management fees, net	$5,200	$559	$9,644	$1,588
CLO management fees	3,506	6,208	6,620	12,455
Incentive fees	—	—	—	—
Total related party management compensation	$8,706	$6,767	$16,264	$14,043

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Base management fees, gross	$6,504	$5,002	$12,326	$10,785
CLO management fees credit(1)	(1,304)	(4,443)	(2,682)	(9,197)
Total base management fees, net	$5,200	$559	$9,644	$1,588

(1)	See “CLO Management Fees” for further discussion.

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

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during both the three and six months ended June 30, 2017 and 2016. The Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13, CLO 2016-1 and CLO 15 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLOs including CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Charged and retained CLO management fees(1)	$2,202	$1,765	$3,938	$3,258
CLO management fees credit	1,304	4,443	2,682	9,197
Total CLO management fees	$3,506	$6,208	$6,620	$12,455

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager earned zero incentive fees for the three months ended June 30, 2017 and agreed to waive incentive fees of $16.2 million for the six months ended June 30, 2017. The Manager earned zero incentive fees for both the three and six months ended June 30, 2016.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $0.9 million and $1.9 million for the three and six months ended June 30, 2016 , respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company made certain cash distributions on its common shares, which are held by its Parent, totaling $53.4 million for both the three and six months ended June 30, 2017, and $24.6 million and $62.9 million during the three and six months ended June 30, 2016, respectively. Separately, the Company made certain asset distributions in kind on its common shares as described further below.

During 2017 and 2016, certain assets were contributed from and distributed to the Parent, including a $166.3 million contribution representing membership interests in a holding company of a real estate investment trust and a $250.8 million contribution representing equity interests in a holding company of an amusement theme park. The table below summarizes the estimated fair value of contributions and distributions at the time of transfer (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Contributions:
Equity investments, at estimated fair value	$250,805	$—	$250,805	$—
Interests in joint ventures and partnerships	166,258	—	183,879	—
Total contributions from Parent	$417,063	$—	$434,684	$—

Distributions:
Cash	$417,063	$—	$433,715	$—
Loans	—	45,225	—	45,225
Equity investments, at estimated fair value	—	26,098	—	26,098
CLO subordinated notes	—	60,640	—	60,640
Total distributions to Parent	$417,063	$131,963	$433,715	$131,963

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of the Manager. As of June 30, 2017, the aggregate par amount of these affiliated investments totaled $259.2 million, or approximately 6% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $259.2 million of equity investments. Comparatively, as of December 31, 2016, the aggregate par amount of these affiliated investments totaled $20.4 million, or less than 1% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $20.1 million of equity investments and $0.3 million of corporate debt securities.

In addition, the Company has invested in certain joint ventures and partnerships alongside affiliates of the Manager. As of June 30, 2017 and December 31, 2016, the estimated fair value of these interests in joint ventures and partnerships totaled $901.4 million and $680.5 million, respectively.

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

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016
Total revenues	$49,406	$65,905	$4,256	$3,257	$3,960	$—	$—	$—	$57,622	$69,162
Total investment costs and expenses	40,735	55,665	2,278	1,894	609	494	—	—	43,622	58,053
Total other income (loss)	29,578	18,756	(7,844)	8,634	11,190	(2,444)	—	—	32,924	24,946
Total other expenses	13,532	8,986	484	127	447	79	—	—	14,463	9,192
Income tax expense (benefit)	—	(27)	—	—	144	(160)	—	—	144	(187)
Net income (loss)	$24,717	$20,037	$(6,350)	$9,870	$13,950	$(2,857)	$—	$—	$32,317	$27,050
Net income (loss) attributable to noncontrolling interests	1,841	(1,948)	(2,100)	667	—	—	—	—	(259)	(1,281)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$22,876	$21,985	$(4,250)	$9,203	$13,950	$(2,857)	$—	$—	$32,576	$28,331

(1)	Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Total revenues	$92,828	$143,300	$7,966	$5,898	$3,961	$9,269	$—	$—	$104,755	$158,467
Total investment costs and expenses	76,888	106,649	4,203	3,508	810	894	—	—	81,901	111,051
Total other income (loss)	181,965	(155,190)	(23,427)	(18,608)	15,887	(11,138)	—	—	174,425	(184,936)
Total other expenses	23,401	32,850	740	257	689	149	20	—	24,850	33,256
Income tax expense (benefit)	6	(4)	—	—	591	(123)	—	—	597	(127)
Net income (loss)	$174,498	$(151,385)	$(20,404)	$(16,475)	$17,758	$(2,789)	$(20)	$—	$171,832	$(170,649)
Net income (loss) attributable to noncontrolling interests	5,616	(11,659)	(3,900)	(5,157)	—	—	—	—	1,716	(16,816)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$168,882	$(139,726)	$(16,504)	$(11,318)	$17,758	$(2,789)	$(20)	$—	$170,116	$(153,833)

(1)	Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Total assets	$5,694,159	$5,422,560	$187,841	$219,516	$394,361	$208,981	$—	$—	$6,276,361	$5,851,057

(1)
Total consolidated assets as of June 30, 2017 included $70.7 million of noncontrolling interests, of which $48.2 million was related to the Credit segment and $22.5 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2016 included $71.6 million of noncontrolling interests, of which $43.4 million was related to the Credit segment and $28.2 million was related to the Natural Resources segment.

NOTE 12. SUBSEQUENT EVENTS

On June 22, 2017, the Company announced a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on July 17, 2017 to preferred shareholders of record as of the close of business on July 10, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on March 29, 2017 and our subsequent quarterly reports. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of June 30, 2017, our CLO transactions consisted of KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1"), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1"), KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2"), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. ("CLO 15") and KKR CLO 16, Ltd. ("CLO 16") (collectively the “Cash Flow CLOs”). During 2016, we called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1") and during 2015, we called KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2"), KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our subsidiaries, including CLOs.

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

Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) trade on the New York Stock Exchange (“NYSE”).

Consolidated Summary of Results

Our net income available to common shares for the three and six months ended June 30, 2017 totaled $25.7 million and $156.3 million, respectively. Comparatively, we had net income available to common shares for the three months ended June 30. 2016 totaling $21.4 million and net loss available to common shares for the six months ended June 30, 2016 totaling $167.6 million. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. In addition to the below, refer to “Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies” and our Annual Report on Form 10-K filed with the SEC on March 29, 2017 for further discussion.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016
Total revenues	$49,406	$65,905	$4,256	$3,257	$3,960	$—	$—	$—	$57,622	$69,162
Total investment costs and expenses	40,735	55,665	2,278	1,894	609	494	—	—	43,622	58,053
Total other income (loss)	29,578	18,756	(7,844)	8,634	11,190	(2,444)	—	—	32,924	24,946
Total other expenses	13,532	8,986	484	127	447	79	—	—	14,463	9,192
Income tax expense (benefit)	—	(27)	—	—	144	(160)	—	—	144	(187)
Net income (loss)	$24,717	$20,037	$(6,350)	$9,870	$13,950	$(2,857)	$—	$—	$32,317	$27,050
Net income (loss) attributable to noncontrolling interests	1,841	(1,948)	(2,100)	667	—	—	—	—	(259)	(1,281)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$22,876	$21,985	$(4,250)	$9,203	$13,950	$(2,857)	$—	$—	$32,576	$28,331

(1) Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Total revenues	$92,828	$143,300	$7,966	$5,898	$3,961	$9,269	$—	$—	$104,755	$158,467
Total investment costs and expenses	76,888	106,649	4,203	3,508	810	894	—	—	81,901	111,051
Total other income (loss)	181,965	(155,190)	(23,427)	(18,608)	15,887	(11,138)	—	—	174,425	(184,936)
Total other expenses	23,401	32,850	740	257	689	149	20	—	24,850	33,256
Income tax expense (benefit)	6	(4)	—	—	591	(123)	—	—	597	(127)
Net income (loss)	$174,498	$(151,385)	$(20,404)	$(16,475)	$17,758	$(2,789)	$(20)	$—	$171,832	$(170,649)
Net income (loss) attributable to noncontrolling interests	5,616	(11,659)	(3,900)	(5,157)	—	—	—	—	1,716	(16,816)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$168,882	$(139,726)	$(16,504)	$(11,318)	$17,758	$(2,789)	$(20)	$—	$170,116	$(153,833)

(1) Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, and to a lesser extent dividend income primarily from our equity investments and interests in joint ventures and partnerships. In addition, revenues include oil and gas revenue from our overriding royalty interest properties.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues decreased $11.5 million in the second quarter of 2017 compared to the second quarter of 2016. This was primarily due to a $20.0 million decline in interest income earned from our corporate debt portfolio partially offset by a $7.5 million increase in other income.

The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of June 30, 2017 and 2016, the aggregate par value of our corporate debt portfolio totaled $4.0 billion and $4.4 billion, respectively. This decline was primarily due to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the second half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Other income within revenues increased $7.5 million in the second quarter of 2017 compared to the second quarter of 2016. Other income is comprised primarily of dividend income from our interests in joint ventures and partnerships and equity investments. The increase in the second quarter of 2017 was largely from certain of our commercial real estate assets, in the Other segment, in which we received $4.0 million of dividend payments compared to zero in the second quarter of 2016. Unlike our corporate debt portfolio, which have stated coupon rates and frequencies, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues decreased $53.7 million in the first half of 2017 compared to the first half of 2016 primarily due to a $50.2 million decline in interest income earned from our corporate debt portfolio.

The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of June 30, 2017 and 2016, the aggregate par value of our corporate debt portfolio totaled $4.0 billion and $4.4 billion, respectively. This decline was primarily due to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total investment costs and expenses decreased $14.4 million in the second quarter of 2017 compared to the second quarter of 2016 largely driven by a decrease in interest expense partially offset by an increase in interest expense to affiliates. Interest expense, which includes interest expense on our CLO secured notes, decreased $14.5 million during the second quarter of 2017 compared to the same prior year period primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $24.8 million of interest expense during the second quarter of 2016 compared to zero during the second quarter of 2017.

Partially offsetting the above decrease in interest expense, was an increase in interest expense on our junior secured CLO notes to affiliates of $4.5 million in the second quarter of 2017 compared to the second quarter of 2016. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total investment costs and expenses decreased $29.2 million in the first half of 2017 compared to the first half of 2016 largely driven by a decrease in interest expense, specifically on our CLO secured notes and senior notes, partially offset by an increase in interest expense to affiliates. Interest expense, which includes interest expense on our CLO secured notes, decreased $26.3 million during the first half of 2017 compared to the same prior year period primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $44.7 million of interest expense during the first half of 2016 compared to zero during the first half of 2017. Additionally, interest expense on our senior notes decreased $6.4 million during the first half of 2017 compared to the first half of 2016 primarily due to the redemption of our 8.375% Senior Notes due 2041 (the "Notes due 2041") and our 7.500% Senior Notes due 2042 (the "Notes due 2042") in November 2016 and April 2017, respectively.

Partially offsetting the above decrease in interest expense, was an increase in interest expense on our junior secured CLO notes to affiliates of $9.1 million in the first half of 2017 compared to the first half of 2016. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation.

Other Income (Loss)

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Other income favorably changed $8.0 million in the second quarter of 2017 compared to the second quarter of 2016 largely due to a $22.9 million favorable change in net realized and unrealized gain (loss) on debt and debt to affiliates, a $19.9 million favorable change in net realized and unrealized gain (loss) on derivatives and foreign exchange and a $7.9 million gain on extinguishment of debt. The above gains however were partially offset by $44.2 million of unfavorable changes in net realized and unrealized gain (loss) on investments.

Net realized and unrealized gain (loss) on debt and debt to affiliates favorably changed $22.9 million in the second quarter of 2017 compared to the second quarter of 2016. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Net realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $19.9 million during the second quarter of 2017 compared to the same prior year period. A majority of the change was related to net realized and unrealized gains on foreign exchange which favorably changed $17.5 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during the second quarter of 2017.

Net gain on extinguishment of debt increased $7.9 million during the second quarter of 2017 compared to the same prior year period. During April, we redeemed all of our outstanding 7.500% Senior Notes due 2042 and recognized a gain upon redemption.

Net realized and unrealized gain (loss) on investments unfavorably changed $44.2 million from a net realized and unrealized gain of $30.5 million in the second quarter of 2016 to a net realized and unrealized loss of $13.7 million in the second quarter of 2017. A majority of this unfavorable change was related to our corporate loans and corporate debt securities as a result of a general downturn in general market conditions. For example, the S&P/LSTA Loan Index returned 0.76% for the three months ended June 30, 2017 compared to 2.92% for the three months ended June 30, 2016. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Other income (loss) favorably changed $359.4 million in the first half of 2017 compared to the first half of 2016 primarily due to a $210.8 million favorable change in net realized and unrealized gain (loss) on investments, a $98.6 million favorable change in net realized and unrealized loss on debt and debt to affiliates and a $35.9 million favorable change in net realized and unrealized gain (loss) on derivatives and foreign exchange.

Net realized and unrealized gain (loss) on investments favorably changed $210.8 million from a net realized and unrealized loss of $107.5 million in the first half of 2016 to a net realized and unrealized gain of $103.2 million in the first half of 2017. A majority of this favorable change was related to our corporate debt securities, interests in joint ventures and partnerships and equity investments spanning the oil and gas, marine, alternative credit, diversified financial services and education sectors, as well as our commercial real estate assets. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" and "Segment Results-Other Segment-Investment Costs and Expenses" for further discussion.

Net realized and unrealized loss on debt and debt to affiliates favorably changed $98.6 million in the first half of 2017 compared to the first half of 2016. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Net realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $35.9 million during the first half of 2017 compared to the same prior year period largely driven by two factors. First, realized and unrealized gains on foreign exchange favorably changed $20.4 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during the first half of 2017. Second, realized and unrealized gain (loss) on interest rate swaps favorably changed $16.6 million, driven by comparatively smaller period over period decreases in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate are expected to impact total realized and unrealized gain (loss) on derivatives and foreign exchange. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Base management fees, gross	$6,504	$5,002	$12,326	$10,785
CLO management fees credit(1)	(1,304)	(4,443)	(2,682)	(9,197)
Total base management fees, net	$5,200	$559	$9,644	$1,588

(1)	See “CLO Management Fees” for further discussion.

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

Our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13, CLO 2016-1 and CLO 15 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Charged and retained CLO management fees(1)	$2,202	$1,765	$3,938	$3,258
CLO management fees credit	1,304	4,443	2,682	9,197
Total CLO management fees	$3,506	$6,208	$6,620	$12,455

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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

Incentive Fees

Our Manager receives quarterly incentive compensation from us based on our achievement of specified levels of net income pursuant to the Management Agreement. Our Manager earned zero incentive fees for the three months ended June 30, 2017 and agreed to waive incentive fees of $16.2 million for the six months ended June 30, 2017. Our Manager earned zero incentive fees for both the three and six months ended June 30, 2016.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Other expenses increased $5.3 million in the second quarter of 2017 compared to the second quarter of 2016. This was largely due to a $3.3 million increase in general, administrative and directors' expenses related to debt issuance costs totaling $3.0 million for the refinancing of CLO 2013-1 in the second quarter of 2017, coupled with a $1.9 million increase in related party management compensation. Related party management compensation includes net base management fees and CLO management fees. Net base management fees increased $4.6 million in the second quarter of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits, which directly offset gross base management fees, as a result of the overall reduced percentage of subordinated CLO notes held by us. However, the increase in net base management fees was partially offset by a $2.7 million decrease in CLO management fees due to the calling of our legacy CLOs and de-consolidation of certain CLOs.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Other expenses decreased $8.4 million in the first half of 2017 compared to the first half of 2016. This was primarily due to a $10.8 million decrease in general, administrative and directors' expenses as a result of the write-off of costs associated with our CLOs during the first half of 2016, partially offset by a $2.2 million increase in related party management compensation. Related party management compensation includes net base management fees and CLO management fees. Net base management fees increased $8.1 million in the first half of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits, which directly offset gross base management fees, as a result of the calling of legacy CLOs and overall reduced percentage of subordinated CLO notes held by us. However, the increase in net base management fees was partially offset by a $5.8 million decrease in CLO management fees due to the calling of our legacy CLOs and de-consolidation of certain CLOs.

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
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenues
Corporate loans and securities interest income	$42,039	$62,396	$83,917	$133,283
Residential mortgage-backed securities interest income	650	924	1,304	1,606
Net discount accretion	1,709	1,097	936	1,500
Dividend income	3,781	1,123	4,362	6,308
Other	1,227	365	2,309	603
Total revenues	49,406	65,905	92,828	143,300
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	25,985	40,511	50,625	76,939
Collateralized loan obligation junior secured notes to affiliates	5,460	1,009	10,113	1,009
Credit facilities	—	—	721	—
Senior notes	5,225	6,614	7,194	13,345
Junior subordinated notes	2,558	3,667	4,992	7,723
Interest rate swaps	840	2,706	1,712	5,679
Total interest expense	40,068	54,507	75,357	104,695
Other	667	1,158	1,531	1,954
Total investment costs and expenses	40,735	55,665	76,888	106,649
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(2,802)	(5,934)	(1,087)	(17,665)
Common stock warrants	96	(165)	267	(23)
Foreign exchange(1)	19,634	2,140	22,892	2,413
Options	124	1,614	586	2,017
Total realized and unrealized gain (loss) on derivatives and foreign exchange	17,052	(2,345)	22,658	(13,258)
Net realized and unrealized gain (loss) on investments	(17,310)	23,486	110,643	(77,913)
Net realized and unrealized gain (loss) on debt	15,258	(802)	30,474	(63,975)
Net realized and unrealized gain (loss) on debt to affiliates	3,805	(2,984)	1,192	(2,984)
Net gain on extinguishment of debt	7,868	—	10,283	—
Other income	2,905	1,401	6,715	2,940
Total other income (loss)	29,578	18,756	181,965	(155,190)
Other expenses
Related party management compensation:
Base management fees	4,677	514	8,768	1,478
CLO management fees	3,506	6,208	6,620	12,455
Total related party management compensation	8,183	6,722	15,388	13,933
Professional services	946	930	2,016	1,878
Other general and administrative	4,403	1,334	5,997	17,039
Total other expenses	13,532	8,986	23,401	32,850
Income (loss) before income taxes	24,717	20,010	174,504	(151,389)
Income tax expense (benefit)	—	(27)	6	(4)
Net income (loss)	$24,717	$20,037	$174,498	$(151,385)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues decreased $16.5 million in the second quarter of 2017 compared to the second quarter of 2016. The decrease was primarily attributable to a $20.4 million decrease in corporate loans and securities interest income in the second quarter of 2017 compared to the same prior year period, partially offset by a $2.7 million increase in dividend income.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of June 30, 2017 compared to June 30, 2016. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the latter half of 2016; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs.

Partially offsetting the above decrease in corporate loan and security interest income was a $2.7 million increase in dividend income from $1.1 million in the second quarter of 2016 to $3.8 million in the second quarter of 2017. A majority of the dividend income in the second quarter of 2016 was related to two issuers in the specialty finance industry and aerospace and defense industry.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues decreased $50.5 million in the first half of 2017 compared to the first half of 2016. The decrease was primarily attributable to a $49.4 million decrease in corporate loans and securities interest income in the first half of 2017 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of June 30, 2017 compared to June 30, 2016. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the second half of 2016; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs.

Investment Costs and Expenses

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total investment costs and expenses decreased $14.9 million in the second quarter of 2017 compared to the second quarter of 2016 primarily as a result of a $14.4 million decline in total interest expense. The decline in total interest expense was largely attributable to a $14.5 million decrease in interest expense related to our collateralized loan obligation secured notes coupled with a $1.9 million decrease in interest expense on our interest rate swaps, partially offset by a $4.5 million increase in interest expense related to our CLO junior secured notes to affiliates.

Interest expense on our CLO secured notes decreased $14.5 million during the second quarter of 2017 compared to the second quarter of 2016 primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $24.8 million of interest expense during the second quarter of 2016 compared to zero during the second quarter of 2017. This decline however, was partially offset by the closing of CLO 15 and CLO 16 during the latter half of 2016 whereby the two CLOs recorded a total of $8.2 million of interest expense during the second quarter of 2017.

In addition, interest expense on our interest rate swaps decreased during the second quarter of 2017 compared to the same prior year period in conjunction with the calling of CLO 2007-1 in August 2016. We terminated the related interest rate swaps and ceased incurring the associated interest expense. For further information, refer to "Part I-Item 1. Financial Statements-Note 6. Borrowings."

Partially offsetting the above decreases within total interest expense was a $4.5 million increase in interest expense on our junior secured CLO notes to affiliates during the second quarter of 2017 compared to the same prior year period. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part I-Item 1. Financial Statements-Note 6. Borrowings."

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total investment costs and expenses decreased $29.8 million in the first half of 2017 compared to the first half of 2016 primarily as a result of a $29.3 million decline in total interest expense. The decline in total interest expense was largely attributable to a $26.3 million decrease in interest expense related to our collateralized loan obligation secured notes coupled with a $6.2 million decrease in interest expense on our senior notes. These declines were partially offset by a $9.1 million increase in interest expense related to our CLO junior secured notes to affiliates.

Interest expense on our CLO secured notes decreased $26.3 million during the first half of 2017 compared to the first half of 2016 primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $44.7 million of interest expense during the first half of 2016 compared to zero during the first half of 2017. This decline however, was partially offset by the closing of CLO 15 and CLO 16 during the latter half of 2016 whereby the two CLOs recorded a total of $16.2 million of interest expense during the first half of 2017.

In addition, interest expense on our senior notes decreased $6.2 million during the first half of 2017 compared to the first half of 2016 primarily due to the redemption of our Notes due 2041 and our Notes due 2042 in November 2016 and April 2017, respectively.

Partially offsetting the above decreases within total interest expense was a $9.1 million increase in interest expense on our junior secured CLO notes to affiliates during the first half of 2017 compared to the same prior year period. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such, incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part I-Item 1. Financial Statements-Note 6. Borrowings."

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total other income favorably changed $10.8 million in the second quarter of 2017 compared to the second quarter of 2016 largely attributable to the following four factors.

First, net realized and unrealized gain (loss) on debt and debt to affiliates, representing the change in estimated fair value of our financial liabilities, favorably changed $22.9 million in the second quarter of 2017 compared to the second quarter of 2016. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Second, total realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $19.4 million during the second quarter of 2017 compared to the same prior year period. A majority of the change was related to realized and unrealized gains on foreign exchange which favorably changed $17.5 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during the second quarter of 2017 and had unrealized gains on foreign exchange of $16.3 million.

Third, net gain on extinguishment of debt increased $7.9 million during the second quarter of 2017 compared to the same prior year period. During April 2017, we redeemed all of our outstanding Notes due 2042 and recognized a gain upon redemption.

Fourth, net realized and unrealized gain (loss) on investments unfavorably changed $40.8 million from a net realized and unrealized gain of $23.5 million in the second quarter of 2016 to a net realized and unrealized loss of $17.3 million in the second quarter of 2017. The most significant changes were in our corporate loans and corporate debt securities.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended June 30, 2017 and 2016 (amounts in thousands):

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$17,877	$(30,490)	$(12,613)	$190,503	$(180,238)	$10,265
Corporate debt securities	4,201	—	4,201	14,978	5,384	20,362
RMBS	(1,829)	3,402	1,573	52	395	447
Equity investments, at estimated fair value	(2,800)	(4,094)	(6,894)	(457)	(4,496)	(4,953)
Interests in joint ventures and partnerships, at estimated fair value and other	(583)	(2,994)	(3,577)	(12,371)	9,736	(2,635)
Total	$16,866	$(34,176)	$(17,310)	$192,705	$(169,219)	$23,486

Net realized and unrealized gains (losses) on our corporate loans negatively changed by $22.9 million during the second quarter of 2017 compared to the same prior year period. Net realized and unrealized gains totaled $10.3 million compared to net realized and unrealized losses of $12.6 million in the second quarter of 2016 and 2017, respectively. A majority of the change was driven by a downturn in general market conditions rather than any specific issuers. For example, the S&P/LSTA Loan Index returned 0.76% for the three months ended June 30, 2017 compared to 2.92% for the three months ended June 30, 2016.

Net realized and unrealized gains on our corporate debt securities negatively changed by $16.2 million for the second quarter of 2017 compared to the same prior year period, from $20.4 million during the second quarter of 2016 to $4.2 million in the second quarter of 2017. A majority of the change was related to one issuer in the specialty finance sector which, when restructured, resulted in the realization of $20.6 million of unrealized gains during the second quarter of 2016.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total other income (loss) favorably changed $337.2 million in the first half of 2017 compared to the first half of 2016 largely attributable to the following four factors.

First, net realized and unrealized gain (loss) on investments positively changed $188.6 million from a net realized and unrealized loss of $77.9 million in the first half of 2016 to a net realized and unrealized gain of $110.6 million in the first half of 2017. The most significant gains were in our corporate debt securities and interests in joint ventures and partnerships.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$15,991	$(34,376)	$(18,385)	$235,426	$(210,952)	$24,474
Corporate debt securities	88,806	1,364	90,170	(35,167)	3,257	(31,910)
RMBS	(1,439)	3,894	2,455	71	929	1,000
Equity investments, at estimated fair value	2,792	(4,094)	(1,302)	(16,449)	(3,771)	(20,220)
Interests in joint ventures and partnerships, at estimated fair value and other	74,824	(37,119)	37,705	(60,823)	9,566	(51,257)
Total	$180,974	$(70,331)	$110,643	$123,058	$(200,971)	$(77,913)

Net realized and unrealized gains (losses) on our corporate debt securities positively changed by $122.1 million for the first half of 2017 compared to the same prior year period, from net realized and unrealized losses of $31.9 million during the first half of 2016 to net realized and unrealized gains of $90.2 million in the first half of 2017. A majority of the positive change was driven by one issuer in the oil and gas sector due to recovering commodity prices. Specifically, this issuer recorded unrealized losses totaling $43.8 million during first half of 2016 compared to unrealized gains of $86.8 million during the first half of 2017.

Net realized and unrealized gains (losses) on interests in joint ventures and partnerships positively changed by $89.0 million during the first half of 2017 compared to the same prior year period, from net realized and unrealized losses of $51.3 million in the first half of 2016 to net realized and unrealized gains of $37.7 million in the first half of 2017. A majority of the positive change was driven by one investment in the marine sector which positively changed $43.1 million from net unrealized losses of $30.8 million in the first half of 2016 compared to unrealized gains of $9.5 million in the first quarter of 2017. The second quarter of 2017 also included an alternative credit investment which was acquired in the second half of 2016 and had unrealized gains of $21.8 million during the first half of 2017, compared to zero in the same prior year period.

Net realized and unrealized losses on equity investments positively changed by $18.9 million during the first half of 2017 compared to the same prior year period, from $20.2 million during the first half of 2016 to $1.3 million in the first half of 2017. A majority of the positive change was driven by two issuers in the diversified financial services and education sectors which had unrealized losses totaling $16.4 million during the first half of 2016 and were subsequently restructured or paid down in 2016.

Partially offsetting the above positive changes in the components of net realized and unrealized gain (loss) on investments was a negative change in net realized and unrealized gains (losses) on our corporate loans, which negatively changed $42.9 million during the first half of 2017 compared to the same prior year period. Net realized and unrealized gains totaled $24.5 million compared to net realized and unrealized losses of $18.4 million in the first half of 2016 and 2017, respectively. A majority of the change was driven by a downturn in general market conditions rather than any specific issuers. For example, the S&P/LSTA Loan Index returned 1.93% for the six months ended June 30, 2017 compared to 4.51% for the six months ended June 30, 2016.

Second, net realized and unrealized gain (loss) on debt and debt to affiliates, representing the change in estimated fair value of our financial liabilities, favorably changed $98.6 million in the first half of 2017 compared to the first half of 2016. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Third, total realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $35.9 million during the first half of 2017 compared to the same prior year period largely driven by two factors. First, realized and unrealized gains on foreign exchange favorably changed $17.5 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during the first half of 2017 and had unrealized gains on foreign exchange of $16.3 million. Second, realized and unrealized gain (loss) on interest rate swaps favorably changed $16.6 million, driven by comparatively smaller period over period decreases in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate are expected to impact total realized and unrealized gain (loss) on derivatives and foreign exchange. For example, the 30-year swap rate declined 79 bps from 2.61% to 1.82% as of December 31, 2015 and June 30, 2016, respectively, compared to a 5 bps decrease from 2.59% to 2.54% as of December 31, 2016 to June 30, 2017, respectively.

Other Expenses

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total other expenses, which is comprised primarily of general and administrative expenses and related party management compensation, increased $4.5 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to a $3.1 million increase in other general and administrative expenses. A majority of the increase in other general and administrative expenses was related to debt issuance costs related to CLO 2013-1, which we refinanced during the second quarter of 2017.

Related party management compensation, which includes net base management fees and CLO management fees, also increased $1.5 million in the second quarter of 2017 compared to the second quarter of 2016. Net base management fees increased $4.2 million in the second quarter of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits as a result of the calling of our legacy CLOs and overall reduced percentage of subordinated CLO notes held by us. CLO management fees decreased $2.7 million attributable to the calling of our legacy CLOs and de-consolidation of certain CLOs. See “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total other expenses decreased $9.4 million in the first half of 2017 compared to the first half of 2016 primarily due to an $11.0 million decrease in other general and administrative expenses. A majority of the decrease in other general and administrative expenses was related to the write-off of costs associated with our CLOs during the first half of 2016.

The above decrease in other general and administrative expenses was slightly offset by a $1.5 million increase in related party management compensation, which includes net base management fees and CLO management fees, in the first half of 2017 compared to the first half of 2016. Net base management fees increased $7.3 million in the first half of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits as a result of the calling of our legacy CLOs and overall reduced percentage of subordinated CLO notes held by us. CLO management fees decreased $5.8 million attributable to the calling of our legacy CLOs and de-consolidation of certain CLOs. See “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Revenues
Oil and gas revenue:
Natural gas sales	$404	$253	$779	$623
Oil sales	3,355	2,761	6,309	5,058
Natural gas liquids sales	497	243	878	217
Total revenues	4,256	3,257	7,966	5,898
Investment costs and expenses
Oil and gas production costs:
Severance and ad valorem taxes	284	240	531	455
Total oil and gas production costs	284	240	531	455
Oil and gas depreciation, depletion and amortization	1,734	1,258	3,232	2,324
Interest expense:
Senior notes	175	254	255	462
Junior subordinated notes	85	142	185	267
Total interest expense	260	396	440	729
Total investment costs and expenses	2,278	1,894	4,203	3,508
Other income (loss)
Net realized and unrealized gain (loss) on investments	(7,844)	8,634	(23,427)	(18,608)
Total other income (loss)	(7,844)	8,634	(23,427)	(18,608)
Other expenses
Related party management compensation:
Base management fees	157	20	324	50
Total related party management compensation	157	20	324	50
Professional services	32	36	76	65
Other general and administrative	295	71	340	142
Total other expenses	484	127	740	257
Income (loss) before income taxes	(6,350)	9,870	(20,404)	(16,475)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(6,350)	$9,870	$(20,404)	$(16,475)
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

Revenues

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues increased $1.0 million from $3.3 million in the second quarter of 2016 compared to $4.3 million in the second quarter of 2017 and represented sales from oil and gas production on our overriding royalty interest properties. The increase in revenue was primarily attributable to higher average commodity prices, which was partially offset by a decrease in production volumes as a result of normal field decline. As of June 30, 2017 and 2016, our oil and natural gas properties had carrying amounts of $107.7 million and $112.5 million, respectively.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues increased $2.1 million from $5.9 million in the first half of 2016 compared to $8.0 million in the first half of 2017 and represented sales from oil and gas production on our overriding royalty interest properties. The increase in revenue was primarily attributable to higher average commodity prices, which was partially offset by a decrease in production volumes as a result of normal field decline. As of June 30, 2017 and 2016, our oil and natural gas properties had carrying amounts of $107.7 million and $112.5 million, respectively.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs, DD&A and allocated corporate expenses such as interest expense and related costs on borrowings. DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total investment costs and expenses increased $0.4 million in the second quarter of 2017 compared to the second quarter of 2016. The increase was primarily driven by an increase in DD&A on our oil and natural gas properties of $0.5 million during the second quarter of 2017 compared to the same prior year period. This was, however, slightly offset by a decrease in total allocated interest expense in the second quarter of 2017 compared to the second quarter of 2016.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total investment costs and expenses increased $0.7 million in the first half of 2017 compared to the first half of 2016. The increase was primarily driven by an increase in DD&A on our oil and natural gas properties of $0.9 million during the first half of 2017 compared to the same prior year period. This was, however, partially offset by a $0.3 million decrease in total allocated interest expense largely due to the redemption of our Notes due 2041 and our Notes due 2042 in November 2016 and April 2017, respectively.

Other Income (Loss)

Our oil and gas results and estimated fair values depend substantially on natural gas, oil and natural gas liquids ("NGL") prices and production levels, as well as drilling and operating costs.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total other income (loss), comprised primarily of net realized and unrealized income (loss) on investments, unfavorably changed $16.5 million in the second quarter of 2017 compared to the second quarter of 2016. Net realized and unrealized loss totaled $7.8 million during the second quarter of 2017 compared to a net realized and unrealized gain of $8.6 million for the same prior year period. The value of our natural resources assets are heavily influenced by the price of natural gas and oil. During the quarter ended June 30, 2017, the long-term price of WTI crude oil decreased approximately 4%, while the long-term price of natural gas was relatively stable. The long-term price of WTI crude oil declined from approximately $51 per barrel to approximately $49 per barrel, and the long-term price of natural gas increased from approximately $2.84 per mcf to $2.85 per mcf as of March 31, 2017 and June 30, 2017, respectively.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total other loss, comprised primarily of net realized and unrealized loss on investments, increased $4.8 million in the first half of 2017 compared to the first half of 2016. Net realized and unrealized loss totaled $23.4 million during the first half of 2017 compared to $18.6 million for the same prior year period. The value of our investments is heavily influenced by the price of natural gas and oil. During the six months ended June 30, 2017, the long-term price of WTI crude oil decreased approximately 12%, while the long-term price of natural gas decreased approximately 1%. The long-term price of WTI crude oil declined from approximately $56 per barrel to approximately $49 per barrel, and the long-term price of natural gas decreased from $2.87 per mcf to $2.85 per mcf as of December 31, 2016 and June 30, 2017, respectively.

Other Expenses

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Total other expenses, which is comprised primarily of general and administrative expenses and related party management compensation, increased $0.4 million in the second quarter of 2017 compared to the second quarter of 2016. The increase was largely due to a $0.2 million increase in other general and administrative expenses primarily due to a slight increase in costs associated with managing the assets coupled with a $0.1 million increase in total allocable net base management fees expense in the second quarter of 2017 compared to the same prior year period. Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Total other expenses increased $0.5 million in the first half of 2017 compared to the first half of 2016. The increase was largely due to a $0.3 million increase in total allocable net base management fees expense in the second half of 2017 compared to the same prior year period. Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Revenues
Dividend income	$3,958	$—	$3,958	$9,269
Other income	2	—	3	—
Total revenues	3,960	—	3,961	9,269
Investment costs and expenses
Interest expense:
Senior notes	409	318	499	566
Junior subordinated notes	200	176	311	325
Total interest expense	609	494	810	891
Other	—	—	—	3
Total investment costs and expenses	609	494	810	894
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(303)	(835)	(198)	(138)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(303)	(835)	(198)	(138)
Net realized and unrealized gain (loss) on investments	11,493	(1,609)	16,029	(11,000)
Other income	—	—	56	—
Total other income (loss)	11,190	(2,444)	15,887	(11,138)
Other expenses
Related party management compensation:
Base management fees	366	25	552	60
Total related party management compensation	366	25	552	60
Professional services	73	44	121	79
Other general and administrative	8	10	16	10
Total other expenses	447	79	689	149
Income before income taxes	14,094	(3,017)	18,349	(2,912)
Income tax expense (benefit)	144	(160)	591	(123)
Net income (loss)	$13,950	$(2,857)	$17,758	$(2,789)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues, comprised primarily of dividend income, increased $4.0 million in the second quarter of 2017 compared to the second quarter of 2016 and represented dividend income from certain of our commercial real estate assets, the majority of which was from certain investments acquired during 2012 and 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues, comprised primarily of dividend income, decreased $5.3 million from $9.3 million during the first half of 2016 compared to $4.0 million during the first half of 2017. The first half of 2016 included an $8.1 million dividend payment related to a real estate investment we acquired in the first quarter of 2013 whereas the first half of 2017 included dividend payments from various commercial real estate assets acquired during 2012 and 2014. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount.

Investment Costs and Expenses

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Investment costs and expenses increased $0.1 million from $0.5 million in the second quarter of 2016 compared to $0.6 million in the second quarter of 2017 as a result of an equivalent increase in allocated interest expense. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. The increase in allocated interest expense in the second quarter of 2017 compared to the second quarter of 2016 was directly related to the increase in our commercial real estate assets. As of June 30, 2017 and 2016, our commercial real estate assets had carrying values of $379.1 million and $227.5 million, respectively, and represented approximately 7.0% and 4.4%, respectively, of our total investment portfolio balance.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Investment costs and expenses decreased $0.1 million from $0.9 million in the first half of 2016 compared to $0.8 million in the first half of 2017 primarily as a result of a $0.1 million decline in allocated interest expense. Total allocable interest expense decreased period over period largely due to the redemption of our Notes due 2041 and our Notes due 2042 in November 2016 and April 2017, respectively. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Despite the increase in our commercial real estate portfolio, as mentioned above, the overall reduction in interest expense as a result of our senior note redemptions had a greater impact on total allocated interest expense.

Other Income (Loss)

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Other income (loss), comprised primarily of net realized and unrealized gain (loss) on investments, favorably changed $13.6 million in the second quarter of 2017 compared to the second quarter of 2016 from other loss of $2.4 million in the second quarter of 2016 to other income of $11.2 million in the second quarter of 2017. The change was largely attributable to one commercial real estate investment, which was contributed from our Parent during the second quarter of 2017 and represented membership interests in a controlling company of a real estate investment trust, and had unrealized gains of $8.1 million during the second quarter of 2017. Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Other income (loss), comprised primarily of net realized and unrealized gain (loss) on investments, favorably changed $27.0 million in the first half of 2017 compared to the first half of 2016 from other loss of $11.1 million in the first half of 2016 to other income of $15.9 million in the first half of 2017. The change was largely attributable to: (i) the first half of 2017 included one commercial real estate investment, which was contributed from our Parent during the second quarter of 2017 and represented membership interests in a holding company of a real estate investment trust, and had unrealized gains of $8.1 million and (ii) the first half of 2016 included one commercial real estate investment, which was acquired in the first quarter of 2013, and had unrealized losses of $8.3 million primarily as a result of the investment distributing an $8.1 million dividend payment during the same period. Generally, as our investment's equity decreases through losses and dividend payments, so does the value of our investment. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments. Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Other Expenses

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Other expenses increased $0.4 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to an increase in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of June 30, 2017 and 2016, our commercial real estate assets had carrying values of $379.1 million and $227.5 million, respectively, and represented approximately 7.0% and 4.4%, respectively, of our total investment portfolio balance.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Other expenses increased $0.5 million in the first half of 2017 compared to the first half of 2016 primarily due to an increase in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of June 30, 2017 and 2016, our commercial real estate assets had carrying values of $379.1 million and $227.5 million, respectively, and represented approximately 7.0% and 4.4%, respectively, of our total investment portfolio balance.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and six months ended June 30, 2017 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
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

For the three and six months ended June 30, 2017, we recorded total income tax expense of $0.1 million and $0.6 million, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $3.8 billion and $3.4 billion as of June 30, 2017 and December 31, 2016, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	June 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$3,578,342	$3,569,484	$3,511,347	$3,286,630	$3,271,336	$3,194,328
Second lien	78,189	73,243	65,463	67,865	68,359	58,584
Subordinated	97,311	81,755	58,779	78,564	79,788	52,352
Total	$3,753,842	$3,724,482	$3,635,589	$3,433,059	$3,419,483	$3,305,264

As of June 30, 2017, $3.7 billion par amount, or 97.4%, of our corporate loan portfolio was floating rate and $97.6 million par amount, or 2.6%, was fixed rate. In addition, as of June 30, 2017, $120.3 million par amount, or 3.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 62.3% was denominated in Euros. As of December 31, 2016, $3.3 billion par amount, or 96.5%, of our corporate loan portfolio was floating rate and $119.0 million par amount, or 3.5%, was fixed rate. In addition, as of December 31, 2016, $109.0 million par amount, or 3.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 61.6% was denominated in Euros.
As of June 30, 2017, our fixed rate corporate loans, which included pay-in-kind interest, had a weighted average coupon of 13.1% and a weighted average years to maturity of 3.6 years, as compared to 13.5% and 2.9 years, respectively, as of December 31, 2016. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.7% as of June 30, 2017 and 4.8% as of December 31, 2016, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.6% as of June 30, 2017 and 4.0% as of December 31, 2016. The weighted average years to maturity of our floating rate corporate loans was 5.1 years as of June 30, 2017 and 4.8 years as of December 31, 2016.
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
As of June 30, 2017, we held a total par value and estimated fair value of non-accrual loans of $93.8 million and $26.4 million, respectively, and $114.1 million and $26.0 million, respectively, as of December 31, 2016.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of June 30, 2017 and December 31, 2016, no corporate loans in our portfolio were in default.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of both June 30, 2017 and December 31, 2016, approximately 21% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of our corporate loans.
Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $287.9 million and $311.2 million as of June 30, 2017 and December 31, 2016, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	June 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$149,445	$107,640	$131,416	$156,546	$125,515	$61,687
Senior unsecured	280	3,839	4,581	25,280	28,842	29,133
Subordinated	138,154	111,498	100,946	129,331	111,544	97,723
Total	$287,879	$222,977	$236,943	$311,157	$265,901	$188,543

As of June 30, 2017, $115.6 million par amount, or 44.3%, of our corporate debt securities portfolio was fixed rate and $145.6 million par amount, or 55.7%, was floating rate. In addition, we had $26.7 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2016, $151.0 million par amount, or 52.7%, of our corporate debt securities portfolio was fixed rate and $135.3 million par amount, or 47.3%, was floating rate. In addition, we had $24.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in CLOs.
As of June 30, 2017, $26.8 million par amount, or 9.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.7% was denominated in Euros. As of December 31, 2016, $24.8 million par amount, or 8.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.2% was denominated in Euros.
As of June 30, 2017, our fixed rate corporate debt securities had a weighted average coupon of 9.1% and a weighted average years to maturity of 3.4 years, as compared to 10.0% and 3.3 years, respectively, as of December 31, 2016. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.8% and 14.7% as of June 30, 2017 and December 31, 2016, respectively, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both June 30, 2017 and December 31, 2016. The weighted average years to maturity of our floating rate corporate debt securities was 4.3 years and 4.8 years as of June 30, 2017 and December 31, 2016, respectively.
Defaulted Securities
As of both June 30, 2017 and December 31, 2016, no corporate debt securities in our portfolio were in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2017, our corporate debt securities portfolio was concentrated in three issuers: Preferred Proppants LLC, LCI Helicopters Limited and Avoca Capital CLO XII Limited, which combined represented $219.0 million, approximately 92% of the estimated fair value of our corporate debt securities. As of December 31, 2016, approximately 97% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of our corporate debt securities.
Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	As of June 30, 2017	As of December 31, 2016
Oil and gas properties, net	$107,702	$110,934
Interests in joint ventures and partnerships(1)	78,028	107,348
Total	$185,730	$218,282
_____________________

(1)
Includes $22.5 million and $28.2 million of noncontrolling interests as of June 30, 2017 and December 31, 2016, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of June 30, 2017 and December 31, 2016, our oil and gas properties, net totaled $107.7 million and $110.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 1,093 and 1,014 gross productive wells as of June 30, 2017 and December 31, 2016, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

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

Equity Holdings

As of June 30, 2017 and December 31, 2016, our equity investments carried at estimated fair value totaled $444.4 million and $168.7 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Beginning balance	$174,693	$244,462	$168,658	$262,946
Additions	272,359	4,160	272,680	10,039
Dispositions and paydowns	(17,328)	(29,670)	(17,328)	(38,727)
Unrealized gains (losses)	(2,800)	(457)	2,792	(16,449)
Other(1)	17,448	(189)	17,570	497
Ending balance	$444,373	$218,306	$444,373	$218,306
_____________________
(1) Includes foreign exchange translation.

Interests in Joint Ventures and Partnerships Holdings
As of June 30, 2017 and December 31, 2016, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources, specialty lending and alternative credit had an aggregate estimated fair value of $1.0 billion, which included noncontrolling interests of $70.7 million, and $794.0 million, which included noncontrolling interests of $71.6 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.

Equity
Our total equity at June 30, 2017 totaled $2.0 billion, which included $70.7 million of noncontrolling interests related to entities we consolidate. Comparatively, our total equity at December 31, 2016 totaled $1.9 billion, which included $71.6 million of noncontrolling interests related to entities we consolidate. Noncontrolling interests represent the equity component held by third parties.
Contributions and Distributions
We received contributions of certain assets, including cash, from our Parent and we made distributions of assets, including cash, as distributions on our common shares, which are all held by our Parent in order to facilitate the management and administration of such assets by us and for other general corporate purposes.
During the second quarter of 2017, our board of directors approved a $166.3 million contribution from our Parent representing membership interests in a holding company of a real estate investment trust and a $250.8 million contribution from our Parent representing equity interests in a holding company of an amusement theme park. In addition, during the second quarter of 2017, our board of directors approved cash distributions to our Parent, as the holder of all our common shares, totaling $417.1 million.

During the first quarter of 2017, our board of directors approved a $16.7 million distribution to our Parent, as the holder of all our common shares, and a $17.6 million capital contribution representing additional capital account credits for the general partner interests in an alternative credit fund discussed below.

During the fourth quarter of 2016, our board of directors approved the receipt of a contribution from our Parent for the general partner interest in an alternative credit fund and the distribution of certain of our loans, equity investments and CLO subordinated notes owned by us to our Parent, as the holder of all our common shares. The net estimated fair value of the contribution and distributions was approximately $135.0 million at the time of transfer.

During the second quarter of 2016, our board of directors approved the distribution of certain of our loans, equity investments and CLO subordinated notes owned by us to our Parent, as the holder of all our common shares. The estimated fair value of these distributions totaled approximately $132.0 million.

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2017
March 23, 2017	April 10, 2017	April 17, 2017	$0.460938
June 22, 2017	July 10, 2017	July 17, 2017	$0.460938
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
June 23, 2016	July 8, 2016	July 15, 2016	$0.460938
September 22, 2016	October 10, 2016	October 17, 2016	$0.460938
December 22, 2016	January 10, 2017	January 17, 2017	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our outstanding common shares. The following table shows the distributions declared on our common shares:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2017 (1)
First Quarter ended March 31, 2017	(2)	(2)	(2)
Second Quarter ended June 30, 2017	(2)	(2)	(2)
Year ended December 31, 2016 (1)
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Third Quarter ended September 30, 2016	(2)	(2)	(2)
Fourth Quarter ended December 31, 2016	February 9, 2017	February 10, 2017	$534,323
___________________
(1) We distributed certain other assets and/or cash to our Parent as discussed above under "Contributions and Distributions."

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
Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any distribution of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year in an amount greater than our cash distributions for such taxable year. Refer to “Non‑Cash ‘Phantom’ Taxable Income” below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of June 30, 2017, we had unrestricted cash and cash equivalents totaling $432.7 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of June 30, 2017, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

Since April 30, 2014, the date we became a subsidiary of KKR & Co., the size of our corporate loan and debt securities portfolio has declined largely due to the calling of our CLOs. During 2014 through 2016, all of our legacy CLOs were called for redemption. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of corporate loan and security interest income and interest expense on our CLO notes has declined along with the volatility in our interest income and interest expense. While the levels of associated corporate loan and security interest income and interest expense on our CLO notes have declined compared to prior years, as we have called for redemption all notes issued by all six legacy CLOs, we do not expect any declines in the near term to be as significant as in past quarters. Rather, as we continue to issue new CLOs, if not offset by other factors, we expect corporate debt interest income and interest expense on our CLOs to increase. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs.

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

On April 17, 2017, the senior CLO notes of CLO 2013-1 were refinanced. Senior secured notes totaling $458.5 million were paid down in full and refinanced into $463.0 million of senior secured notes with a weighted-average coupon of three-month LIBOR plus 1.84% maturing on April 15, 2029.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of June 30, 2017, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 15 and CLO 16 will end their reinvestment periods during April 2022, January 2018, October 2018, December 2018, October 2020 and January 2021, respectively.

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

During the three months ended June 30, 2017, $63.5 million par amount of original CLO 2012-1 secured notes and $2.5 million par amount of original CLO 15 secured notes were repaid. During the six months ended June 30, 2017, $143.9 million par amount of original CLO 2012-1 secured notes and $2.5 million par amount of original CLO 15 secured notes were repaid. During the three and six months ended June 30, 2016, $486.3 million and $598.5 million par amount, respectively, of original CLO 2007-1 senior notes were repaid.

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

CLO Warehouse Facility

On March 10, 2017, CLO 18 entered into a $470.0 million CLO warehouse facility ("CLO 18 Warehouse"), which matured upon the closing of KKR CLO 18 LLC ("CLO 18"). The CLO 18 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 18 Warehouse in full. Debt issued under the CLO 18 warehouse was non-recourse to us beyond the assets of CLO 18 and bore interest rates ranging from three-month LIBOR plus 1.10% to 1.75%. Upon the closing of CLO 18 on July 27, 2017, the aggregate amount outstanding under the CLO 18 Warehouse was repaid.

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

Senior Notes

On April 24, 2017, we redeemed $115.0 million aggregate principal amount of our Notes due 2042 in accordance with the optional redemption provisions provided in the documents governing the Notes due 2042. The transaction resulted in recording a gain on extinguishment of debt of $7.9 million. Prior to the redemption, our Notes due 2042 traded on the NYSE.

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

On November 15, 2016, we redeemed $258.8 million aggregate principal amount of our Notes due 2041, in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. The transaction resulted in us recording a gain on extinguishment of debt of $29.8 million. Prior to the redemption, our Notes due 2041 traded on the NYSE.

Replacing the Notes due 2041 (which were redeemed in November 2016) and the Notes due 2042 (which were redeemed in April 2017) with the Notes due 2032 (which were issued in March 2017) represents an annualized interest expense savings of $9.7 million when calculated in the aggregate.

Junior Subordinated Notes

In January 2017, we repurchased $18.8 million of junior subordinated notes, which resulted in a gain on extinguishment of debt of $2.4 million.

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of June 30, 2017 and December 31, 2016, we had unfunded financing commitments for corporate loans totaling $0.6 million and $3.2 million, respectively.

We participate in joint ventures and partnerships alongside affiliates of our Manager through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate, as well as alternative credit and specialty lending focused businesses. As of June 30, 2017, we estimated these future contributions to total approximately $271.4 million, whereby approximately 91% was related to our credit segment and 9% was related to our other segment. As of December 31, 2016, we estimated these future contributions to total approximately $279.4 million, whereby approximately 91% was related to our credit segment and 9% was related to our other segment.

We had investments, held alongside affiliates of our Manager, in real estate entities that were financed with non-recourse debt totaling approximately $1.4 billion as of June 30, 2017 and $1.1 billion as of December 31, 2016. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the second quarter of 2017. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Florida, Hawaii, Kansas, Louisiana, Maryland, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a ‘‘qualified publicly traded partnership’’ for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, it is likely we will be treated as a ‘‘qualified publicly traded partnership’’ for our 2017 tax year. However, no assurance can be provided that we will or will not be treated as a ‘‘qualified publicly traded partnership’’ in 2017 or any future year.

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

IRAN SANCTIONS RELATED DISCLOSURE

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we are required to disclose in our annual or quarterly reports certain dealings or transactions that we or any of our affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions. We have no disclosures to make with respect to us or our subsidiaries under Section 13(r) of the Exchange Act during the quarter ended June 30, 2017.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2017, $98.3 million estimated fair value, or 2.5%, of our corporate debt portfolio was denominated in foreign currencies, of which approximately 70.5% was denominated in Euros. In addition, as of June 30, 2017, $421.8 million estimated fair value, or 30.5%, of our interests in joint ventures and partnerships and equity investments had foreign exposure, including those denominated in foreign currencies, of which approximately 73.2% was denominated in Euros, 10.6% was denominated in the British pound sterling and 9.2% was denominated in Chinese Yuan Renminbi.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of June 30, 2017, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $407.4 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of June 30, 2017, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$8,649
Increase of 2.0%	$17,299
Increase of 3.0%	$25,948
Increase of 4.0%	$34,597
Increase of 5.0%	$43,247

As of June 30, 2017, approximately 78% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.95%. Increases in short-term interest rates of 1% or more will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of June 30, 2017, we had interest rate swaps with a contractual notional amount of $141.0 million, the majority of which were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. The estimated fair value of the interest rate swaps is based on the 30-year swap rate and all changes in value are reflected as net unrealized gains and losses on the condensed consolidated statements of operations. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of June 30, 2017
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(28,270)
Foreign exchange forward contracts and options	(407,389)	15,487
Common stock warrants	—	1,795
Options	—	1,587
Total		$(9,401)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2017 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(544)	$—	$—	$(27,726)	$(28,270)
Foreign exchange forward contracts and options	8,070	7,417	—	—	15,487
Total	$7,526	$7,417	$—	$(27,726)	$(12,783)

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

As of the period ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the period ended June 30, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Thomas N. Murphy

Date: August 10, 2017

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