Form 10-Q
period 2017-09-30
KKR Financial Holdings LLC
filed 2017-11-08
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

The number of shares of the registrant’s common shares outstanding as of November 1, 2017 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$555,239	$627,237
Restricted cash and cash equivalents	443,489	512,312
Securities, at estimated fair value	218,568	229,206
Corporate loans, at estimated fair value	3,684,741	3,305,264
Equity investments, at estimated fair value	399,269	168,658
Oil and gas properties, net	106,788	110,934
Interests in joint ventures and partnerships, at estimated fair value	975,084	793,996
Derivative assets	16,610	46,447
Interest and principal receivable	32,500	10,937
Receivable for investments sold	32,296	35,522
Other assets	10,710	10,544
Total assets	$6,475,294	$5,851,057
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$3,357,886	$3,087,941
Collateralized loan obligation junior secured notes to affiliates, at estimated fair value	82,445	89,607
Collateralized loan obligation warehouse facility	40,000	20,000
Senior notes	367,852	123,008
Junior subordinated notes	235,684	250,154
Payable for investments purchased	358,803	315,773
Accounts payable, accrued expenses and other liabilities	15,739	43,297
Accrued interest payable	21,383	14,577
Related party payable	6,713	5,810
Derivative liabilities	36,296	32,705
Total liabilities	4,522,801	3,982,872
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both September 30, 2017 and December 31, 2016	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both September 30, 2017 and December 31, 2016	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(885,197)	(967,452)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,878,864	1,796,609
Noncontrolling interests	73,629	71,576
Total equity	1,952,493	1,868,185
Total liabilities and equity	$6,475,294	$5,851,057

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Revenues
Loan interest income	$44,810	$51,000	$126,406	$175,434
Securities interest income	491	3,795	5,051	15,751
Oil and gas revenue	1,997	2,387	9,963	8,285
Other	15,149	13,835	25,782	30,014
Total revenues	62,447	71,017	167,202	229,484
Investment costs and expenses
Interest expense	45,698	119,039	112,194	224,346
Interest expense to affiliates	9,154	5,437	19,267	6,446
Oil and gas production costs	158	247	689	702
Oil and gas depreciation, depletion and amortization	914	914	4,146	3,238
Other	605	4,956	2,134	6,912
Total investment costs and expenses	56,529	130,593	138,430	241,644
Other income (loss)
Net realized and unrealized gain (loss) on investments	(27,771)	74,436	75,473	(33,085)
Net realized and unrealized gain (loss) on derivatives and foreign exchange	8,643	(168)	31,103	(13,564)
Net realized and unrealized gain (loss) on debt	16,548	131,712	47,022	67,737
Net realized and unrealized gain (loss) on debt to affiliates	5,970	2,706	7,162	(278)
Net gain (loss) on extinguishment of debt	—	—	10,283	—
Other income (loss)	2,076	4,680	8,848	7,620
Total other income (loss)	5,466	213,366	179,891	28,430
Other expenses
Related party management compensation	8,559	8,100	24,823	22,143
General, administrative and directors' expenses	11,326	8,047	17,699	25,238
Professional services	753	994	2,966	3,016
Total other expenses	20,638	17,141	45,488	50,397
Income (loss) before income taxes	(9,254)	136,649	163,175	(34,127)
Income tax expense (benefit)	21	340	618	213
Net income (loss)	$(9,275)	$136,309	$162,557	$(34,340)
Net income (loss) attributable to noncontrolling interests	4,950	1,492	6,666	(15,324)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(14,225)	134,817	155,891	(19,016)
Preferred share distributions	6,891	6,891	20,673	20,673
Net income (loss) available to common shares	$(21,116)	$127,926	$135,218	$(39,689)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30 2017	For the three months ended September 30, 2016	For the nine months ended September 30 2017	For the nine months ended September 30, 2016
Net income (loss)	$(9,275)	$136,309	$162,557	$(34,340)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	—
Unrealized gains (losses) on cash flow hedges	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(9,275)	$136,309	$162,557	$(34,340)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(9,275)	$136,309	$162,557	$(34,340)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2016	14,950,000	$378,983	100	$2,385,078	$(895,950)	$82,879	$1,950,990
Capital contributions	—	—	—	—	—	5,049	5,049
Capital distributions	—	—	—	—	—	(6,849)	(6,849)
Net income (loss)	—	—	—	—	(19,016)	(15,324)	(34,340)
Distributions declared on preferred shares	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	(212,774)	—	(212,774)
Balance at September 30, 2016	14,950,000	$378,983	100	$2,385,078	$(1,148,413)	$65,755	$1,681,403

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2017	14,950,000	$378,983	100	$2,385,078	$(967,452)	$71,576	$1,868,185
Effect from de-consolidation of subsidiaries	—	—	—	—	(500)	—	(500)
Capital contributions	—	—	—	—	—	2,482	2,482
Capital distributions	—	—	—	—	—	(7,095)	(7,095)
Net income (loss)	—	—	—	—	155,891	6,666	162,557
Distributions declared on preferred shares	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	(487,147)	—	(487,147)
Contributions from Parent	—	—	—	—	434,684	—	434,684
Balance at September 30, 2017	14,950,000	$378,983	100	$2,385,078	$(885,197)	$73,629	$1,952,493

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash flows from operating activities
Net income (loss)	$162,557	$(34,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(31,103)	13,564
Net (gain) loss on extinguishment of debt	(10,283)	—
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(6,666)	(15,324)
Net realized and unrealized (gain) loss on investments	(68,807)	48,409
Depreciation and net amortization	4,994	40,799
Net realized and unrealized (gain) loss on debt	(47,022)	(67,737)
Net realized and unrealized (gain) loss on debt to affiliates	(7,162)	278
Changes in assets and liabilities:
Interest receivable	(708)	5,554
Other assets	(3,104)	(11,481)
Related party payable	903	(364)
Accounts payable, accrued expenses and other liabilities	(29,336)	(10,048)
Accrued interest payable	6,899	(1,904)
Net cash provided by (used in) operating activities	(28,838)	(32,594)
Cash flows from investing activities
Principal payments from corporate loans	935,537	1,068,822
Principal payments from securities	56,361	31,118
Proceeds from sales of corporate loans	592,839	1,860,854
Proceeds from sales of securities	25,461	116,259
Proceeds from equity and other investments	201,936	122,800
Purchases of corporate loans	(2,246,001)	(1,418,194)
Purchases of securities	(12,842)	(5,068)
Purchases of equity and other investments	(129,169)	(61,852)
Net change in proceeds, purchases and settlements of derivatives	11,160	5,562
Net change in restricted cash and cash equivalents	(147,175)	102,815
Net cash provided by (used in) investing activities	(711,893)	1,823,116
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	2,581,353	745,156
Retirement of collateralized loan obligation secured notes	(1,660,625)	(2,075,332)
Proceeds from collateralized loan obligation warehouse facility	633,000	62,479
Repayment of collateralized loan obligation warehouse facility	(613,000)	(62,479)
Issuance of senior notes	372,356	—
Repayment of senior notes	(115,000)	—
Repayment of junior subordinated notes	(13,168)	—
Distributions on common shares	(53,432)	(80,811)
Distributions on preferred shares	(20,673)	(20,673)
Distributions to Parent	(433,715)	—
Capital distributions to noncontrolling interests	(7,095)	(6,849)
Capital contributions from noncontrolling interests	2,482	5,049
Other capitalized costs	(3,750)	—
Net cash provided by (used in) financing activities	668,733	(1,433,460)
Net increase (decrease) in cash and cash equivalents	(71,998)	357,062
Cash and cash equivalents at beginning of period	627,237	320,122
Cash and cash equivalents at end of period	$555,239	$677,184
Supplemental cash flow information
Cash paid for interest	$125,069	$195,441
Net cash paid (refunded) for income taxes	$70	$56
Non-cash investing and financing activities
Assets contributed from Parent	$434,684	$(131,963)
Redemption of CLO 2007-A subordinated notes	$—	$(15,587)
Preferred share distributions declared, not yet paid	$6,891	$6,891
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

Consolidation

KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1"), KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2"), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. ("CLO 15"), KKR CLO 16, Ltd. ("CLO 16") and KKR CLO 18 Ltd. ("CLO 18") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During 2017, the Company called KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1") and during 2016, the Company called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1"), whereby the Company repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

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

The Company finances the majority of its corporate debt investments through its CLOs. As of September 30, 2017, the Company’s CLOs held $3.5 billion par amount, or $3.5 billion estimated fair value, of corporate debt investments. As of December 31, 2016, the Company's CLOs also held $3.1 billion par amount, or $3.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2017 and December 31, 2016, the aggregate par amount of CLO debt to unaffiliated and affiliated parties totaled $3.5 billion and $3.2 billion, respectively.

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
Recent Accounting Pronouncements

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its financial statements.

Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures

In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 232) – Amendments to SEC Paragraphs Pursuant to staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (“ASU 2017-03”). The amendments included in this update expand required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of the ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any material impact on the Company’s financial statements.

Consolidation

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). This guidance states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606):

Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Company is currently evaluating the impact of ASU No. 2014-09 on its financial statements.

NOTE 3. SECURITIES

The Company accounts for all of its securities, including RMBS, at estimated fair value. The following table summarizes the Company’s securities as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$297,197	$224,073	$218,568	$371,785	$304,628	$229,206
Total	$297,197	$224,073	$218,568	$371,785	$304,628	$229,206

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

	Three months ended September 30, 2017	Three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Net realized gains (losses)	$4,394	$724	$9,652	$4,910
Net (increase) decrease in unrealized losses	(21,127)	(4,176)	66,240	(39,272)
Net realized and unrealized gains (losses)	$(16,733)	$(3,452)	$75,892	$(34,362)

Defaulted Securities

As of both September 30, 2017 and December 31, 2016, the Company had no corporate debt securities in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2017, the Company’s corporate debt securities portfolio was concentrated in three issuers: Preferred Proppants LLC, LCI Helicopters Limited and Avoca Capital CLO XII Limited, which combined represented $199.4 million, or approximately 91% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2016, approximately 97% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Pledged as collateral for collateralized loan obligation secured debt	$—	$13,337
Total	$—	$13,337

NOTE 4. LOANS

The Company accounts for all of its loans at estimated fair value. The following table summarizes the Company’s loans as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$3,761,061	$3,719,028	$3,684,741	$3,433,059	$3,419,483	$3,305,264
Total	$3,761,061	$3,719,028	$3,684,741	$3,433,059	$3,419,483	$3,305,264

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

	Three months ended September 30, 2017	Three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Net realized gains (losses)	$(46,638)	$(18,720)	$(81,014)	$(229,672)
Net (increase) decrease in unrealized losses	51,164	64,646	67,155	300,072
Net realized and unrealized gains (losses)	$4,526	$45,926	$(13,859)	$70,400

For the corporate loans measured at estimated fair value under the fair value option of accounting, $0.4 million and $3.4 million of net losses were attributable to changes in instrument specific credit risk for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, $9.4 million and $54.9 million of net losses were attributable to changes in instrument specific credit risk, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of September 30, 2017, the Company held a total par value and estimated fair value of $45.7 million and $14.8 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2016, the Company held a total par value and estimated fair value of $114.1 million and $26.0 million, respectively, of non-accrual loans carried at estimated fair value. As of both September 30, 2017 and December 31, 2016, there were no corporate loans past due 90 or more days and still accruing.

Defaulted Loans

As of both September 30, 2017 and December 31, 2016, the Company held no corporate loans that were in default.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2017, approximately 19% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2016, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Pledged as collateral for collateralized loan obligation secured debt	$3,496,697	$3,048,841
Total	$3,496,697	$3,048,841

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside affiliates of the Manager through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR. Refer to Note 10 to these condensed consolidated financial statements for further discussion. As of September 30, 2017 and December 31, 2016, the Company held $975.1 million and $794.0 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of September 30, 2017 and December 31, 2016, the Company held $399.3 million and $168.7 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016		Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)
Net realized gains (losses)	$(42,137)	$15,502	$—	$(4,566)	$(46,231)	$(20,760)	$(3,771)	$3,008
Net (increase) decrease in unrealized losses	34,870	(23,800)	(5,402)	41,930	37,662	42,769	(21,851)	(46,509)
Net realized and unrealized gains (losses)	$(7,267)	$(8,298)	$(5,402)	$37,364	$(8,569)	$22,009	$(25,622)	$(43,501)

(1) Includes net gain attributable to noncontrolling interests of $5.0 million and $6.7 million for the three and nine months ended September 30, 2017, respectively, and net gain attributable to noncontrolling interests of $1.5 million and net loss of $15.3 million for the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, the Company had equity method investments, at estimated fair value, totaling $822.8 million and $408.3 million, respectively. As of September 30, 2017, the Company's equity method investments were comprised primarily of the following issuers with the respective ownership percentages: (i) Port Aventura Entertainment S.A., which the Company held approximately 48% ownership interest through its ownership of KKR Gaudi S.a.r.l., (ii) KKR Real Estate Finance Trust Inc., which the Company held approximately 15% ownership interest through its ownership of KKR REFT Asset Holdings LLC, and (iii) Maritime Credit Corporation Ltd., which the Company held approximately 31% ownership interest through its ownership of KKR Nautilus Aggregator Limited. As of December 31, 2016, the Company's equity method investments were comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Credit Corporation Ltd., which the Company held approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company held approximately 33% common equity interest in, and (iii) Mineral Acquisition Company, which the Company held approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Pledged Assets

There were no equity investments or interests in joint ventures and partnerships pledged as collateral as of September 30, 2017 and December 31, 2016.

NOTE 6. BORROWINGS

The Company accounts for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the condensed consolidated statements of operations, and all of its other borrowings at amortized cost.

Certain information with respect to the Company’s borrowings as of September 30, 2017 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2012-1 subordinated notes(3)	$18,000	$5,123	41.98%	2633	$2,999
CLO 2012-1 subordinated notes to affiliates(3)	19,663	5,596	41.98	2633	3,276
CLO 2013-1 secured notes	462,625	464,104	3.14	4215	471,788
CLO 2013-1 subordinated notes to affiliates(3)	23,063	13,889	12.43	4215	23,520
CLO 2013-2 secured notes	339,250	342,481	3.29	3037	313,945
CLO 2013-2 subordinated notes to affiliates(3)	30,959	17,052	12.68	3037	28,650
CLO 9 secured notes	465,900	462,944	3.23	4671	446,347
CLO 9 subordinated notes(3)	15,000	10,385	13.98	4671	14,370
CLO 9 subordinated notes to affiliates(3)	33,400	23,123	13.98	4671	31,998
CLO 10 secured notes	369,300	368,639	3.04	4368	356,952
CLO 10 subordinated notes to affiliates(3)	39,146	22,784	8.23	4368	37,838
CLO 15 secured notes	368,000	372,729	3.36	4036	382,212
CLO 15 subordinated notes(3)	12,100	9,264	13.51	4036	12,567
CLO 16 secured notes	644,300	638,749	3.37	4130	689,298
CLO 16 subordinated notes(3)	4,500	3,890	6.47	4130	4,814
CLO 18 secured notes	647,500	651,998	3.04	4674	655,569
CLO 18 subordinated notes(3)	26,500	22,581	—	4674	26,830
CLO 20 warehouse subordinated note(4)	5,000	5,000	—	—	11,152
Total collateralized loan obligation secured debt	3,524,206	3,440,331			3,514,125
CLO warehouse facility(5)	40,000	40,000	2.68	2839	89,218
5.50% Senior notes	375,000	367,852	5.50	5295	—
Junior subordinated notes	264,767	235,684	3.77	6943	—
Total borrowings	$4,203,973	$4,083,867			$3,603,343

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

(4)	Related to KKR CLO 20 Ltd. ("CLO 20"), which is expected to close in the next six months.

(5)	Represents a $100.0 million CLO warehouse facility ("CLO 20 warehouse").

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

CLO Debt

For the CLO secured notes, there were no gains (losses) attributable to changes in instrument specific credit risk for the three and nine months ended September 30, 2017 and 2016.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 15, CLO 16, and CLO 18 will end their reinvestment periods during April 2022, January 2018, July 2022, September 2021, October 2020, January 2021, and July 2022, respectively.
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During September 2017, the Company called CLO 2012-1 and repaid all senior and mezzanine notes totaling $223.6 million par amount. During August 2016, the Company called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. In addition, during October 2016, the remaining $134.5 million par amount of CLO 2007-1 subordinated notes owned by third parties were deemed repaid in full, whereby the Company distributed assets held as collateral in CLO 2007-1 to the subordinated note holders. As described below in Note 7 to these condensed consolidated financial statements, the Company used pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with its CLOs. In connection with the repayment of the CLO 2007-1 notes, the related interest rate swap, with a contractual notional amount of $142.3 million was terminated.
During the three months ended September 30, 2017, the Company repaid $0.4 million par amount of CLO 2013-1 secured notes, which excluded the amounts repaid for called and refinanced CLOs. During the nine months ended September 30, 2017, $367.5 million par amount of original CLO 2012-1 secured notes, $0.4 million par amount of 2013-1 secured notes and $2.5 million par amount of original CLO 15 secured notes were repaid, which included the repayment in full related to the calling of CLO 2012-1 and excluded the amounts repaid for refinanced CLOs. Comparatively, during the three and nine months ended September 30, 2016, $947.6 million and $1.5 billion par amount, respectively, of original CLO 2007-1 and CLO 13 secured notes were repaid, which included the repayment in full related to the calling of CLO 2007-1.

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

On September 15, 2017, the Company refinanced the senior secured CLO notes of CLO 10. Senior secured notes totaling $368.0 million were paid down in full and refinanced into $369.3 million of senior secured notes with a weighted-average coupon of three-month LIBOR plus 1.72% maturing on September 15, 2029.

On July 27, 2017, the Company closed CLO 18, a $713.0 million secured financing transaction maturing on July 18, 2030. The Company issued $647.5 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 1.81%. The Company also issued $26.5 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 18 collateralize the CLO 18 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

On July 11, 2017, the Company refinanced the senior secured CLO notes of CLO 9. Senior secured notes totaling $463.8 million were paid down in full and refinanced into $465.9 million of senior secured notes, $450.9 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 1.91% and $15.0 million of which was fixed rate with a coupon of 3.73% maturing on July 15, 2030.

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

During the three and nine months ended September 2016, the Company issued $7.0 million par amount of CLO 13 class F notes for proceeds of $5.9 million.

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

CLO Warehouse Facility

On July 10, 2017, CLO 20 entered into CLO 20 Warehouse, a $100.0 million CLO warehouse facility, which will mature upon the closing of CLO 20. The CLO 20 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing will be used to repay the CLO 20 Warehouse in full. Debt issued under the CLO 20 Warehouse was non-recourse to the Company beyond the assets of CLO 20 and bore interest rates ranging from one-month LIBOR plus 1.45% to 2.70%. Upon the closing of CLO 20, the aggregate amount outstanding under the CLO 20 Warehouse will be repaid.

On March 10, 2017, CLO 18 entered into the CLO 18 Warehouse, a $470.0 million CLO warehouse facility, which matured upon the closing of CLO 18. The CLO 18 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 18 Warehouse in full. Debt issued under the CLO 18 Warehouse was non-recourse to the Company beyond the assets of CLO 18 and bore interest rates ranging from three-month LIBOR plus 1.10% to 1.75%. Upon the closing of CLO 18 on July 27, 2017, as discussed above, the aggregate amount outstanding under the CLO 18 Warehouse was repaid.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	As of September 30, 2017		As of December 31, 2016
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(28,421)	$141,000	$(27,263)
Foreign exchange forward contracts and options	(396,024)	5,119	(460,282)	38,476
Common stock warrants		1,937	—	1,528
Options		1,679	—	1,001
Total		$(19,686)		$13,742

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with certain of its floating rate junior subordinated notes. The Company had also previously used interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs. As of both September 30, 2017 and December 31, 2016, the Company had interest rate swaps with a notional amount of $141.0 million.
Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of September 30, 2017 and December 31, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $396.0 million and $460.3 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Gain (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(162)	$(162)	$(9,316)	$10,340	$1,024
Foreign exchange forward contracts and options(1)	4,625	3,945	8,570	(1,523)	723	(800)
Common stock warrants	(2,412)	2,555	143	—	(507)	(507)
Options	—	92	92	—	115	115
Net realized and unrealized gains (losses)	$2,213	$6,430	$8,643	$(10,839)	$10,671	$(168)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(1,249)	$(1,249)	$(9,316)	$(7,325)	$(16,641)
Foreign exchange forward contracts and options(1)	11,794	19,470	31,264	16,089	(14,614)	1,475
Common stock warrants	(2,412)	2,822	410	142	(672)	(530)
Options	—	678	678	—	2,132	2,132
Net realized and unrealized gains (losses)	$9,382	$21,721	$31,103	$6,915	$(20,479)	$(13,564)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of September 30, 2017, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $0.9 million net asset, including $1.7 million collateral held, (ii) $0.9 million net asset, net of $1.4 million collateral posted and (iii) $7.8 million net asset, including $32.1 million collateral held. Comparatively, as of December 31, 2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.6 million net asset, net of $3.4 million collateral posted, (ii) $1.0 million net asset, net of $8.0 million collateral posted and (iii) $7.5 million net asset, net of $11.3 million collateral held.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of September 30, 2017 (amounts in thousands):

	As of September 30, 2017		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$998,728	$998,728	$998,728	$—	$—
Liabilities:
Senior notes	367,852	377,656	—	—	377,656
Junior subordinated notes	235,684	201,400	—	—	201,400

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017
Assets:
Securities	$—	$—	$218,568	$218,568
Loans	—	3,582,991	101,750	3,684,741
Equity investments, at estimated fair value	47,721	—	351,548	399,269
Interests in joint ventures and partnerships, at estimated fair value	—	—	975,084	975,084
Derivatives:
Foreign exchange forward contracts and options	—	12,402	592	12,994
Warrants	—	—	1,937	1,937
Options	—	—	1,679	1,679
Total derivatives	—	12,402	4,208	16,610
Total	$47,721	$3,595,393	$1,651,158	$5,294,272
Liabilities:
Collateralized loan obligation secured notes	$—	$3,357,886	$—	$3,357,886
Collateralized loan obligation junior secured notes to affiliates	—	82,445	—	82,445
Derivatives:
Interest rate swaps	—	28,421	—	28,421
Foreign exchange forward contracts and options	—	7,862	13	7,875
Total derivatives	—	36,283	13	36,296
Total	$—	$3,476,614	$13	$3,476,627

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2017 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of July 1, 2017	$232,960	$26,112	$109,405	$390,811	$1,009,737	$607	$1,795	$1,587
Total gains or losses (for the period):
Included in earnings(1)	(19,798)	3,899	7,796	6,341	(6,033)	(28)	142	92
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—	—	—	—
Purchases	10,000	—	—	—	84,906	—	—	—
Sales	(11)	(30,011)	(6,666)	(285)	—	—	—	—
Settlements	(4,583)	—	(8,785)	(45,319)	(113,526)	—	—	—
Ending balance as of September 30, 2017	$218,568	$—	$101,750	$351,548	$975,084	$579	$1,937	$1,679
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(19,798)	$—	$6,316	$6,350	$(5,902)	$(28)	$142	$92

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2017 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of January 1, 2017	$175,206	$40,663	$129,194	$132,305	$793,996	$992	$1,528	$1,001
Total gains or losses (for the period):
Included in earnings(1)	72,015	6,874	19,258	5,823	32,677	(413)	409	678
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(9,565)	—	—	—	—	—
Purchases	10,000	—	9,102	321	135,314	—	—	—
Sales	(8,967)	(43,000)	(7,694)	(13,941)	(6,903)	—	—	—
Settlements	(29,686)	(4,537)	(38,545)	227,040	20,000	—	—	—
Ending balance as of September 30, 2017	$218,568	$—	$101,750	$351,548	$975,084	$579	$1,937	$1,679
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$70,877	$—	$17,545	$4,657	$31,878	$(871)	$409	$678

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

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and nine months ended September 30, 2017 and 2016.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of September 30, 2017 (dollar amounts in thousands):

	Balance as of September 30, 2017	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average (3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$218,568	Yield analysis	Yield	37%	5% - 38%	Decrease
			Net leverage	21x	14x - 21x	Decrease
			EBITDA multiple	16x	0x - 18x	Increase
			Discount margin	1430	1412-1600 bps	Decrease
Corporate loans	$101,750	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	1%	0% -50%	(5)
			Weight ascribed to discounted cash flows	1%	0% -50%	(6)
			Weight ascribed to yield analysis	98%	0% -100%	(7)
		Yield Analysis	Yield	11%	10% - 14%	Decrease
			Net leverage	10x	5x - 15x	Decrease
			EBITDA multiple	5x	0x - 12x	Increase
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	8x	8x	Increase
		Discounted Cash flows	Weighted average cost of capital	13%	13%	Decrease
			LTM EBITDA exit multiple	8x	8x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	1%	1%	Increase
			Volatility	28%	28%	Decrease
Equity investments, at estimated fair value(8)	$351,548	Inputs to market comparables and discounted cash flow	Illiquidity discount	10%	0% - 15%	Decrease
			Weight ascribed to market comparables	52%	0% - 100%	(5)
			Weight ascribed to discounted cash flows	48%	0% - 100%	(6)
		Market comparables	LTM EBITDA multiple	14x	0x - 19x	Increase
			Forward EBITDA multiple	12x	0x - 16x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	12x	5x - 13x	Increase
Interests in joint ventures and partnerships(9)	$975,084	Inputs to market comparables and discounted cash flow	Weight ascribed to market comparables	36%	0% - 100%	(5)
			Weight ascribed to discounted cash flows	64%	0%-100%	(6)
		Market comparables	LTM EBITDA multiple	2x	1x - 5x	Increase
			Capitalization rate	6%	2% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	9%	6% - 20%	Decrease

			Average price per BOE(10)	$24.67	$23.86 - $26.51	Increase
Foreign exchange options, net	$579	Option pricing model	Forward and spot rates	13,470	13,470	(11)
Options(12)	$1,679	Inputs to market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(5)
			Weight ascribed to discounted cash flows	50%	50%	(6)
	,	Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	8x	8x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	13%	Decrease
			LTM EBITDA exit multiple	8x	8x	Increase
		Black Scholes Options Pricing Model	Risk-Free Rate	1%	1%	Increase
			Volatility	28%	28%	Decrease

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

(6)
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

(8)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $10.1 million was valued solely using a market comparables technique.

(9)
Inputs exclude $642.7 million of assets, comprised of an investment that was valued using an independent third party valuation firm and interests in an alternative credit fund and holding company of a real estate investment trust that hold multiple investments, which are valued using Level 3 value methodologies similar to those shown for the corporate debt portfolio and equity investments. Of the total interest in joint ventures and partnerships, $45.7 million was valued solely using a discounted cash flow technique, while $7.5 million was valued solely using a market comparables technique.

(10)
Natural resources assets with an estimated fair value of $82.5 million as of September 30, 2017 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 48% liquids and 52% natural gas.

(11)	Inputs include forward rates for investments in Indonesian Rupiah.

(12)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.9 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the agreement setting forth the terms of the warrant and public disclosures of the expected sale value.

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

(12)	Inputs include forward rates for investments in Chinese Yuan and Indonesian Rupiah.

(13)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.5 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the agreement setting forth the terms of the warrant and public disclosures of the expected sale value.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of September 30, 2017 and December 31, 2016, the Company had unfunded financing commitments for corporate loans totaling $0.3 million and $3.2 million, respectively. The Company did not have any significant losses as of September 30, 2017, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside its Manager and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate, as well as alternative credit and specialty lending focused businesses. The Company estimated these future contributions to total approximately $223.3 million as of September 30, 2017 and $279.4 million as of December 31, 2016.

Guarantees

As of September 30, 2017 and December 31, 2016, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.3 billion and $1.1 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Base management fees, net	$3,752	$2,005	$13,396	$3,593
CLO management fees	4,807	6,095	11,427	18,550
Incentive fees	—	—	—	—
Total related party management compensation	$8,559	$8,100	$24,823	$22,143

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Base management fees, gross	$6,404	$5,527	$18,730	$16,312
CLO management fees credit(1)	(2,652)	(3,522)	(5,334)	(12,719)
Total base management fees, net	$3,752	$2,005	$13,396	$3,593

(1)	See “CLO Management Fees” for further discussion.

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

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during both the three and nine months ended September 30, 2017 and 2016. The Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13, CLO 2016-1, CLO 15 and CLO 16 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLOs including CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Charged and retained CLO management fees(1)	$2,155	$2,573	$6,093	$5,831
CLO management fees credit	2,652	3,522	5,334	12,719
Total CLO management fees	$4,807	$6,095	$11,427	$18,550

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager earned zero incentive fees for the three months ended September 30, 2017 and agreed to waive incentive fees of $16.2 million for the nine months ended September 30, 2017. The Manager waived incentive fees of $16.1 million for the three and nine months ended September 30, 2016, which was attributable to a non-cash item.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.2 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.1 million and $3.0 million for the three and nine months ended September 30, 2016 , respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company made certain cash distributions on its common shares, which are held by its Parent, totaling zero and $53.4 million for the three and nine months ended September 30, 2017, respectively, and $17.9 million and $80.8 million during the three and nine months ended September 30, 2016, respectively. Separately, the Company made certain asset distributions in kind on its common shares as described further below.

During 2017, certain assets were contributed from and distributed to the Parent, including a $166.3 million contribution representing membership interests in a holding company of a real estate investment trust and a $250.8 million contribution representing equity interests in a holding company of an amusement theme park. In addition, during 2016, certain assets were distributed to the Parent, including certain CLO subordinated notes, which were previously held by the Company. As the CLO subordinated notes are held by an affiliate of our Parent, refer to Note 6 in these condensed consolidated financial statements for additional details around these notes to affiliates. The table below summarizes the estimated fair value of contributions and distributions at the time of transfer (amounts in thousands):

	Three months ended September 30, 2017	Three Months Ended September 30, 2016	Nine months ended September 30, 2017	Nine Months Ended September 30, 2016
Contributions:
Equity investments, at estimated fair value	$—	$—	$250,805	$—
Interests in joint ventures and partnerships	—	—	183,879	—
Total contributions from Parent	$—	$—	$434,684	$—

Distributions:
Cash	$—	$—	$433,715	$—
Loans	—	—	—	45,225
Equity investments, at estimated fair value	—	—	—	26,098
CLO subordinated notes	—	—	—	60,640
Total distributions to Parent	$—	$—	$433,715	$131,963

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of the Manager. As of September 30, 2017, the aggregate par amount of these affiliated investments totaled $216.8 million, or approximately 5% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $216.8 million of equity investments. Comparatively, as of December 31, 2016, the aggregate par amount of these affiliated investments totaled $20.4 million, or less than 1% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $20.1 million of equity investments and $0.3 million of corporate debt securities.

In addition, the Company has invested in certain joint ventures and partnerships alongside affiliates of the Manager. As of September 30, 2017 and December 31, 2016, the estimated fair value of these interests in joint ventures and partnerships totaled $869.6 million and $680.5 million, respectively.

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

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016
Total revenues	$53,872	$65,416	$1,997	$2,387	$6,578	$3,214	$—	$—	$62,447	$71,017
Total investment costs and expenses	54,684	128,549	1,330	1,594	515	450	—	—	56,529	130,593
Total other income (loss)	(1,038)	192,435	6,176	21,974	328	(1,043)	—	—	5,466	213,366
Total other expenses	20,134	16,815	185	192	319	134	—	—	20,638	17,141
Income tax expense (benefit)	21	126	—	—	—	214	—	—	21	340
Net income (loss)	$(22,005)	$112,361	$6,658	$22,575	$6,072	$1,373	$—	$—	$(9,275)	$136,309
Net income (loss) attributable to noncontrolling interests	2,350	1,492	2,600	—	—	—	—	—	4,950	1,492
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(24,355)	$110,869	$4,058	$22,575	$6,072	$1,373	$—	$—	$(14,225)	$134,817

(1)	Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Total revenues	$146,700	208,716	$9,963	$8,285	$10,539	$12,483	$—	$—	$167,202	$229,484
Total investment costs and expenses	131,572	235,198	5,533	5,102	1,325	1,344	—	—	138,430	241,644
Total other income (loss)	180,927	37,245	(17,251)	3,366	16,215	(12,181)	—	—	179,891	28,430
Total other expenses	43,535	49,665	925	449	1,008	283	20	—	45,488	50,397
Income tax expense (benefit)	27	122	—	—	591	91	—	—	618	213
Net income (loss)	$152,493	$(39,024)	$(13,746)	$6,100	$23,830	$(1,416)	$(20)	$—	$162,557	$(34,340)
Net income (loss) attributable to noncontrolling interests	7,966	$(10,167)	(1,300)	(5,157)	—	—	—	—	6,666	(15,324)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$144,527	$(28,857)	$(12,446)	$11,257	$23,830	$(1,416)	$(20)	$—	$155,891	$(19,016)

(1)	Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Total assets	$5,893,795	$5,422,560	$191,176	$219,516	$390,323	$208,981	$—	$—	$6,475,294	$5,851,057

(1)
Total consolidated assets as of September 30, 2017 included $73.6 million of noncontrolling interests, of which $48.9 million was related to the Credit segment and $24.7 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2016 included $71.6 million of noncontrolling interests, of which $43.4 million was related to the Credit segment and $28.2 million was related to the Natural Resources segment.

NOTE 12. SUBSEQUENT EVENTS

On September 21, 2017, the Company announced a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on October 16, 2017 to preferred shareholders of record as of the close of business on October 9, 2017.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of September 30, 2017, our CLO transactions consisted of KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1"), KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2"), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 15, Ltd. ("CLO 15"), KKR CLO 16, Ltd. ("CLO 16") and KKR CLO 18 Ltd. ("CLO 18") (collectively the “Cash Flow CLOs”). During 2017, we called KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1") and in 2016, we called KKR 2016-1, Ltd. ("CLO 2016-1"), KKR Financial CLO 2007-1 (“CLO 2007-1") and KKR Financial CLO 2011-1 (“CLO 2011-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our subsidiaries, including CLOs.

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

Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) trade on the New York Stock Exchange (“NYSE”).

Consolidated Summary of Results

Our net loss available to common shares for the three months ended September 30, 2017 totaled $21.1 million and net income available to common shares for the nine months ended September 30, 2017 totaled $135.2 million. Comparatively, we had net income available to common shares for the three months ended September 30, 2016 totaling $127.9 million and net loss available to common shares for the nine months ended September 30, 2016 totaling $39.7 million. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

Recent Accounting Pronouncements

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of the standard on our financial statements.

Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures

In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 232) – Amendments to SEC Paragraphs Pursuant to staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (“ASU 2017-03”).  The amendments included in this update expand required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of the ASU will have on the financial statements. Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant. Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any material impact on our financial statements.

Consolidation

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties under Common Control ("ASU 2016-17"). This guidance states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” We are currently evaluating the impact of ASU No. 2014-09 on our financial statements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016	Three months ended September 30, 2017	Three months ended September 30, 2016
Total revenues	$53,872	$65,416	$1,997	$2,387	$6,578	$3,214	$—	$—	$62,447	$71,017
Total investment costs and expenses	54,684	128,549	1,330	1,594	515	450	—	—	56,529	130,593
Total other income (loss)	(1,038)	192,435	6,176	21,974	328	(1,043)	—	—	5,466	213,366
Total other expenses	20,134	16,815	185	192	319	134	—	—	20,638	17,141
Income tax expense (benefit)	21	126	—	—	—	214	—	—	21	340
Net income (loss)	$(22,005)	$112,361	$6,658	$22,575	$6,072	$1,373	$—	$—	$(9,275)	$136,309
Net income (loss) attributable to noncontrolling interests	2,350	1,492	2,600	—	—	—	—	—	4,950	1,492
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(24,355)	$110,869	$4,058	$22,575	$6,072	$1,373	$—	$—	$(14,225)	$134,817

(1) Consists of incentive fees, insurance expenses and directors’ expenses, if any, which are not allocated to individual segments.

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Total revenues	$146,700	208,716	$9,963	$8,285	$10,539	$12,483	$—	$—	$167,202	$229,484
Total investment costs and expenses	131,572	235,198	5,533	5,102	1,325	1,344	—	—	138,430	241,644
Total other income (loss)	180,927	37,245	(17,251)	3,366	16,215	(12,181)	—	—	179,891	28,430
Total other expenses	43,535	49,665	925	449	1,008	283	20	—	45,488	50,397
Income tax expense (benefit)	27	122	—	—	591	91	—	—	618	213
Net income (loss)	$152,493	$(39,024)	$(13,746)	$6,100	$23,830	$(1,416)	$(20)	$—	$162,557	$(34,340)
Net income (loss) attributable to noncontrolling interests	7,966	(10,167)	(1,300)	(5,157)	—	—	—	—	6,666	(15,324)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$144,527	$(28,857)	$(12,446)	$11,257	$23,830	$(1,416)	$(20)	$—	$155,891	$(19,016)

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

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues decreased $8.6 million in the third quarter of 2017 compared to the third quarter of 2016. This was primarily due to a $9.5 million decline in interest income earned from our corporate debt portfolio partially offset by a $1.3 million increase in other income.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2017 compared to September 30, 2016 coupled with a decline in weighted average coupon spread to LIBOR. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1 in August 2016, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of September 30, 2017, our corporate loan portfolio had an aggregate par value of $3.8 billion with a weighted average coupon of 4.9%, while our corporate debt securities portfolio had an aggregate par value of $297.2 million with a weighted average coupon of 12.4%, excluding subordinated notes in third-party controlled CLOs. Comparatively, as of September 30, 2016, our corporate loan portfolio had an aggregate par value of $3.9 billion with a weighted average coupon of 5.2%, while our corporate debt securities portfolio had an aggregate par value of $308.5 million with a weighted average coupon of 12.2%, excluding subordinated notes in third-party controlled CLOs. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR. As of September 30, 2017 and 2016, the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.5% and 4.0%, respectively.

Other income within revenues increased $1.3 million in the third quarter of 2017 compared to the third quarter of 2016. Other income is comprised primarily of dividend income from our interests in joint ventures and partnerships and equity investments. The increase in the third quarter of 2017 was largely from certain of our commercial real estate assets, in the Other segment, in which we recorded $6.6 million of dividend payments in the third quarter of 2017 compared to $3.2 million in the third quarter of 2016. Unlike our corporate debt portfolio, which have stated coupon rates and frequencies, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues decreased $62.3 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $59.7 million decline in interest income earned from our corporate debt portfolio.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2017 compared to September 30, 2016 coupled with a decline in weighted average coupon spread to LIBOR. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1 in August 2016, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of September 30, 2017, our corporate loan portfolio had an aggregate par value of $3.8 billion with a weighted average coupon of 4.9%, while our corporate debt securities portfolio had an aggregate par value of $297.2 million with a weighted average coupon of 12.4%, excluding subordinated notes in third-party controlled CLOs. Comparatively, as of September 30, 2016, our corporate loan portfolio had an aggregate par value of $3.9 billion with a weighted average coupon of 5.2%, while our corporate debt securities portfolio had an aggregate par value of $308.5 million with a weighted average coupon of 12.2%, excluding subordinated notes in third-party controlled CLOs. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR. As of September 30, 2017 and 2016, the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.5% and 4.0%, respectively.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total investment costs and expenses decreased $74.1 million in the third quarter of 2017 compared to the third quarter of 2016 largely driven by a decrease in interest expense. Interest expense, which includes interest expense on our CLO secured notes, decreased $73.3 million during the third quarter of 2017 compared to the same prior year period primarily due to the calling of CLO 2007-1 in August 2016. During the third quarter of 2016 we recorded $78.5 million of interest expense related to CLO 2007-1, which included accelerated accretion of debt discounts as a result of calling the CLO, compared to zero during the third quarter of 2017. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total investment costs and expenses decreased $103.2 million in the first nine months of 2017 compared to the first nine months of 2016 largely driven by a decrease in interest expense, specifically on our CLO secured notes and senior notes, partially offset by an increase in interest expense to affiliates. Interest expense decreased $112.2 million during the first nine months of 2017 compared to the same prior year period primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $131.7 million of interest expense during the first nine months of 2016 compared to zero during the first nine months of 2017. This decline however, was partially offset by the closing of CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017 whereby these three CLOs recorded a total of $30.1 million of interest expense during the first nine months of 2017.

In addition, interest expense on our senior notes decreased $8.3 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to the redemption of our 8.375% Senior Notes due 2041 (the "Notes due 2041") and our 7.500% Senior Notes due 2042 (the "Notes due 2042") in November 2016 and April 2017, respectively. These declines however, were partially offset by senior note interest expense on our 5.50% senior unsecured notes due March 30, 2032 ("Notes due 2032") issued in March 2017.

Partially offsetting the above decrease in interest expense, was an increase in interest expense on our junior secured CLO notes to affiliates of $12.8 million in the first nine months of 2017 compared to the first nine months of 2016. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation.

Other Income (Loss)

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Other income (loss) unfavorably changed $207.9 million in the third quarter of 2017 compared to the third quarter of 2016 largely due to a $115.2 million unfavorable change in net realized and unrealized gain on debt and a $102.2 million unfavorable change in net realized and unrealized gain (loss) on investments. The above declines however were partially offset by $8.8 million of favorable changes in net realized and unrealized gain (loss) on derivatives and foreign exchange.

Net realized and unrealized gain on debt unfavorably changed $115.2 million in the third quarter of 2017 compared to the third quarter of 2016 from a net realized and unrealized gain of $131.7 million in the third quarter of 2016 to $16.5 million in the third quarter of 2017. The third quarter of 2016 included unrealized gains of $163.0 million related to CLO 2007-1 compared to zero for the third quarter of 2017. CLO 2007-1 was called in the fourth quarter of 2016. In addition, the third quarter of 2017 included an incremental $48.8 million of net realized and unrealized gains related to four of our CLOs, the majority of which were refinanced during 2017. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Net realized and unrealized gain (loss) on investments unfavorably changed $102.2 million from a net realized and unrealized gain of $74.4 million in the third quarter of 2016 to a net realized and unrealized loss of $27.8 million in the third quarter of 2017. The $102.2 million unfavorable change was largely attributable to: (i) $45.7 million was related to our interest in joint ventures, one of which is an alternative credit investment and two of which are in the consumer staples sector and oil and gas industry and (ii) $41.4 million was related to our corporate loan portfolio as a result of a general downturn in general market conditions. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" and "Segment Results-Natural Resources Segment-Investment Costs and Expenses" for further discussion.

Net realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $8.8 million during the third quarter of 2017 compared to the same prior year period. A majority of the change was related to net realized and unrealized gains on foreign exchange which favorably changed $6.4 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during the second quarter of 2017.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Other income favorably changed $151.5 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $108.6 million favorable change in net realized and unrealized gain (loss) on investments, a $44.7 million favorable change in net realized and unrealized gain (loss) on derivatives and foreign exchange and a $10.3 million favorable change in net gain on extinguishment of debt. These favorable changes were partially offset by a $13.3 million unfavorable change in net realized and unrealized gain (loss) on debt and debt to affiliates.

Net realized and unrealized gain (loss) on investments favorably changed $108.6 million from a net realized and unrealized loss of $33.1 million in the first nine months of 2016 to a net realized and unrealized gain of $75.5 million in the first nine months of 2017. A majority of this favorable change was related to a single issuer in our corporate debt securities portfolio in the oil and gas sector. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" and "Segment Results-Other Segment-Investment Costs and Expenses" for further discussion.

Net realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $44.7 million during the first nine months of 2017 compared to the same prior year period largely driven by two factors. First, realized and unrealized gains on foreign exchange favorably changed $29.8 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during 2017. Second, realized and unrealized loss on interest rate swaps favorably changed $15.4 million, driven by comparatively smaller period over period decreases in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate are expected to impact total realized and unrealized gain (loss) on derivatives and foreign exchange. For example, the 30-year swap rate declined from 2.61% to 1.77% as of December 31, 2015 and September 30, 2016, respectively, compared to 2.59% to 2.53% as of December 31, 2016 and September 30, 2017, respectively.

Net gain on extinguishment of debt increased $10.3 million in the first nine months of 2017 compared to the same prior year period. During the first half of 2017, we recorded net gains on extinguishment of debt related to the repurchase of our junior subordinated notes and the redemption of our outstanding Senior Notes due 2042.

Net realized and unrealized gain (loss) on debt and debt to affiliates unfavorably changed $13.3 million in the first nine months of 2017 compared to the first nine months of 2016. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Base management fees, gross	$6,404	$5,527	$18,730	$16,312
CLO management fees credit(1)	(2,652)	(3,522)	(5,334)	(12,719)
Total base management fees, net	$3,752	$2,005	$13,396	$3,593

(1)	See “CLO Management Fees” for further discussion.

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

Our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11, CLO 13, CLO 2016-1, CLO 15 and CLO 16 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Charged and retained CLO management fees(1)	$2,155	$2,573	$6,093	$5,831
CLO management fees credit	2,652	3,522	5,334	12,719
Total CLO management fees	$4,807	$6,095	$11,427	$18,550

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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

Incentive Fees

Our Manager receives quarterly incentive compensation from us based on our achievement of specified levels of net income pursuant to the Management Agreement. Our Manager earned zero incentive fees for the three months ended September 30, 2017 and agreed to waive incentive fees of $16.2 million for the nine months ended September 30, 2017. Comparatively, our Manager waived incentive fees of $16.1 million for the three and nine months ended September 30, 2016, which was attributable to a non-cash item.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Other expenses increased $3.5 million in the third quarter of 2017 compared to the third quarter of 2016. This was largely due to a $3.3 million increase in general, administrative and directors' expenses related to debt issuance costs related to the setup of CLO 18, which we closed in the third quarter of 2017.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Other expenses decreased $4.9 million in the first nine months of 2017 compared to the first nine months of 2016. This was primarily due to a $7.5 million decrease in general, administrative and directors' expenses as a result of the write-off of costs associated with our CLOs during the first half of 2016, partially offset by a $2.7 million increase in related party management compensation. Related party management compensation includes net base management fees and CLO management fees. Net base management fees increased $9.8 million in the first nine months of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits, as a result of the calling of legacy CLOs and overall reduced percentage of subordinated CLO notes held by us. However, the increase in net base management fees was partially offset by a $7.1 million decrease in CLO management fees due to the calling of our legacy CLOs and de-consolidation of certain CLOs.

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
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenues
Corporate loans and securities interest income	$44,227	$51,920	$128,144	$185,203
Residential mortgage-backed securities interest income	57	860	1,361	2,466
Net discount accretion	1,017	2,017	1,953	3,517
Dividend income	7,127	10,243	11,489	16,551
Other	1,444	376	3,753	979
Total revenues	53,872	65,416	146,700	208,716
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	35,244	106,268	85,869	183,207
Collateralized loan obligation junior secured notes to affiliates	9,154	5,437	19,267	6,446
Credit facilities	1,319	367	2,040	367
Senior notes	4,791	6,586	11,985	19,931
Junior subordinated notes	2,766	3,162	7,758	10,885
Interest rate swaps	805	1,773	2,517	7,452
Total interest expense	54,079	123,593	129,436	228,288
Other	605	4,956	2,136	6,910
Total investment costs and expenses	54,684	128,549	131,572	235,198
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(162)	1,024	(1,249)	(16,641)
Common stock warrants	143	(507)	410	(530)
Foreign exchange(1)	8,006	(604)	30,898	1,809
Options	92	115	678	2,132
Total realized and unrealized gain (loss) on derivatives and foreign exchange	8,079	28	30,737	(13,230)
Net realized and unrealized gain (loss) on investments	(33,711)	53,309	76,932	(24,604)
Net realized and unrealized gain (loss) on debt	16,549	131,712	47,023	67,737
Net realized and unrealized gain (loss) on debt to affiliates	5,970	2,706	7,162	(278)
Net gain on extinguishment of debt	—	—	10,283	—
Other income	2,075	4,680	8,790	7,620
Total other income (loss)	(1,038)	192,435	180,927	37,245
Other expenses
Related party management compensation:
Base management fees	3,403	1,838	12,171	3,316
CLO management fees	4,808	6,095	11,428	18,550
Total related party management compensation	8,211	7,933	23,599	21,866
Professional services	684	912	2,700	2,790
Other general and administrative	11,239	7,970	17,236	25,009
Total other expenses	20,134	16,815	43,535	49,665
Income (loss) before income taxes	(21,984)	112,487	152,520	(38,902)
Income tax expense (benefit)	21	126	27	122
Net income (loss)	$(22,005)	$112,361	$152,493	$(39,024)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues decreased $11.5 million in the third quarter of 2017 compared to the third quarter of 2016. The decrease was primarily attributable to a $7.7 million decrease in corporate loans and securities interest income in the third quarter of 2017 compared to the same prior year period coupled with a $3.1 million decrease in dividend income.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2017 compared to September 30, 2016 coupled with a decline in weighted average coupon spread to LIBOR. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1 in August 2016, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of September 30, 2017, our corporate loan portfolio had an aggregate par value of $3.8 billion with a weighted average coupon of 4.9%, while our corporate debt securities portfolio had an aggregate par value of $297.2 million with a weighted average coupon of 12.4%, excluding subordinated notes in third-party controlled CLOs. Comparatively, as of September 30, 2016, our corporate loan portfolio had an aggregate par value of $3.9 billion with a weighted average coupon of 5.2%, while our corporate debt securities portfolio had an aggregate par value of $308.5 million with a weighted average coupon of 12.2%, excluding subordinated notes in third-party controlled CLOs. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR. As of September 30, 2017 and 2016, the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.5% and 4.0%, respectively.

In addition, dividend income decreased $3.1 million from $10.2 million in the third quarter of 2016 to $7.1 million in the third quarter of 2017. A majority of the $10.2 million dividend income in the third quarter of 2016 was related to two issuers in the publishing and diversified financial services sectors, one of which made a special dividend.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues decreased $62.0 million in the first nine months of 2017 compared to the first nine months of 2016. The decrease was primarily attributable to a $57.1 million decrease in corporate loans and securities interest income in the first nine months of 2017 compared to the same prior year period coupled with a $5.1 million decrease in dividend income.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2017 compared to September 30, 2016 coupled with a decline in weighted average coupon spread to LIBOR. The decline in the aggregate par value of our corporate debt portfolio was largely attributable to the calling of our legacy CLOs during 2015 and 2016, the largest of which was CLO 2007-1 in August 2016, and the sale of assets held within these CLOs to repay the CLO notes outstanding. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those issued subsequently. During the latter half of 2016, we repaid approximately $1.1 billion of notes from the sale proceeds of assets held within the legacy CLOs. Separately, during 2016, we de-consolidated CLO 11 and CLO 13 which resulted in a reduction in the aggregate par value of our loan portfolio by approximately $898.8 million. We also closed CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of September 30, 2017, our corporate loan portfolio had an aggregate par value of $3.8 billion with a weighted average coupon of 4.9%, while our corporate debt securities portfolio had an aggregate par value of $297.2 million with a weighted average coupon of 12.4%, excluding subordinated notes in third-party controlled CLOs. Comparatively, as of September 30, 2016, our corporate loan portfolio had an aggregate par value of $3.9 billion with a weighted average coupon of 5.2%, while our corporate debt securities portfolio had an aggregate par value of $308.5 million with a weighted average coupon of 12.2%, excluding subordinated notes in third-party controlled CLOs. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR. As of September 30, 2017 and 2016, the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.5% and 4.0%, respectively.

In addition, dividend income decreased $5.1 million from $16.6 million in the first nine months of 2016 to $11.5 million in the first nine months of 2017. A majority of the $16.6 million dividend income in the first nine months of 2016 was related to two issuers in the publishing and diversified financial services sectors.

Investment Costs and Expenses

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total investment costs and expenses decreased $73.9 million in the third quarter of 2017 compared to the third quarter of 2016 primarily as a result of a $69.5 million decline in total interest expense. The decline in total interest expense was largely attributable to a $71.0 million decrease in interest expense related to our collateralized loan obligation secured notes.

Interest expense on our CLO secured notes decreased $71.0 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $86.9 million of interest expense during the third quarter of 2016 compared to zero during the third quarter of 2017. This decline however, was partially offset by the closing of CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017 whereby these three CLOs recorded a total of $12.9 million of interest expense during the third quarter of 2017.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total investment costs and expenses decreased $103.6 million in the first nine months of 2017 compared to the first nine months of 2016 primarily as a result of a $98.9 million decline in total interest expense. The decline in total interest expense was largely attributable to a $97.3 million decrease in interest expense related to our collateralized loan obligation secured notes coupled with a $7.9 million decrease in interest expense on our senior notes. These declines however, were partially offset by a $12.8 million increase in interest expense related to our CLO junior secured notes to affiliates.

Interest expense on our CLO secured notes decreased $97.3 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to the calling of CLO 2007-1 in August 2016 and the de-consolidation of CLO 11 and CLO 13 during 2016. These three CLOs recorded $131.7 million of interest expense during the first nine months of 2016 compared to zero during the first nine months of 2017. This decline however, was partially offset by the closing of CLO 15 and CLO 16 during the latter half of 2016 and CLO 18 during the third quarter of 2017 whereby these three CLOs recorded a total of $30.1 million of interest expense during the first nine months of 2017.

In addition, interest expense on our senior notes decreased $7.9 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to the redemption of our Notes due 2041 and our Notes due 2042 in November 2016 and April 2017, respectively. These declines however, were partially offset by senior note interest expense on our Notes due 2032 issued in March 2017.

Partially offsetting the above decreases within total interest expense was a $12.8 million increase in interest expense on our junior secured CLO notes to affiliates during the first nine months of 2017 compared to the same prior year period. During May and December 2016, we distributed in kind on our common shares $203.0 million par amount of certain subordinated notes to our Parent and as such, incurred interest expense on these CLO junior secured notes held by affiliates of our Manager. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part I-Item 1. Financial Statements-Note 6. Borrowings."

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total other income (loss) unfavorably changed $193.5 million in the third quarter of 2017 compared to the third quarter of 2016 largely attributable to the following three factors.

First, net realized and unrealized gain on debt, representing the change in estimated fair value of our financial liabilities, unfavorably changed $115.2 million in the third quarter of 2017 compared to the third quarter of 2016 from a net realized and unrealized gain of $131.7 million in the third quarter of 2016 to $16.5 million in the third quarter of 2017. The third quarter of 2016 included unrealized gains of $163.0 million related to CLO 2007-1 compared to zero for the third quarter of 2017. CLO 2007-1 was called in the fourth quarter of 2016. In addition, the third quarter of 2017 included an incremental $48.8 million of net realized and unrealized gains related to four of our CLOs, the majority of which were refinanced during 2017. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Second, net realized and unrealized gain (loss) on investments unfavorably changed $87.0 million from a net realized and unrealized gain of $53.3 million in the third quarter of 2016 to a net realized and unrealized loss of $33.7 million in the third quarter of 2017. The most significant changes were in our corporate debt portfolio and interests in joint ventures and partnerships.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$51,164	$(46,638)	$4,526	$64,646	$(18,720)	$45,926
Corporate debt securities	(20,629)	78	(20,551)	(4,010)	(66)	(4,076)
RMBS	(498)	4,316	3,818	(166)	790	624
Equity investments, at estimated fair value	34,870	(42,137)	(7,267)	(5,402)	—	(5,402)
Interests in joint ventures and partnerships, at estimated fair value and other	(13,822)	(415)	(14,237)	20,803	(4,566)	16,237
Total	$51,085	$(84,796)	$(33,711)	$75,871	$(22,562)	$53,309

Net realized and unrealized gains on our corporate loans declined by $41.4 million during the third quarter of 2017 compared to the same prior year period. Net realized and unrealized gains totaled $45.9 million compared to $4.5 million in the third quarter of 2016 and 2017, respectively. A majority of the change was driven by a downturn in general market conditions rather than any specific issuers. For example, the S&P/LSTA Loan Index returned 1.02% for the three months ended September 30, 2017 compared to 3.07% for the three months ended September 30, 2016.

Net realized and unrealized gains (losses) on interests in joint ventures and partnerships unfavorably changed by $30.5 million during the third quarter of 2017 compared to the same prior year period, from net realized and unrealized gains of $16.2 million in the third quarter of 2016 to net realized and unrealized losses of $14.2 million in the third quarter of 2017. A majority of the unfavorable change was driven by an alternative credit investment which was acquired in the second half of 2016 and had net realized and unrealized gains of $9.4 million during the third quarter of 2016 compared to net realized and unrealized losses of $10.9 million during the third quarter of 2017. The third quarter of 2016 also included an investment in the consumer staples sector which had net realized and unrealized gains of $2.7 million compared to net realized and unrealized losses of $5.1 million in third quarter of 2017.

Net realized and unrealized losses on our corporate debt securities unfavorably changed by $16.5 million for the third quarter of 2017 compared to the same prior year period, from $4.1 million during the third quarter of 2016 to $20.6 million in the third quarter of 2017. This change was largely related to two issuers. One issuer in the energy industry had unrealized gains of $6.9 million in the third quarter of 2016 compared to unrealized losses of $17.2 million in the third quarter of 2017. Partially offsetting this unfavorable change was one issuer in the diversified financial industry which had unrealized losses of $13.6 million in the third quarter of 2016 compared to $1.9 million in the third quarter of 2017.

Third, offsetting the above two factors, total realized and unrealized gain on derivatives and foreign exchange favorably changed $8.1 million during the third quarter of 2017 compared to the same prior year period. A majority of the change was related to net realized and unrealized gains on foreign exchange which favorably changed $8.6 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during the second quarter of 2017 and had unrealized gains on foreign exchange of $6.4 million for the third quarter of 2017.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total other income favorably changed $143.7 million in the first nine months of 2017 compared to the first nine months of 2016 largely attributable to the following four factors.

First, net realized and unrealized gain (loss) on investments positively changed $101.5 million from a net realized and unrealized loss of $24.6 million in the first nine months of 2016 to a net realized and unrealized gain of $76.9 million in the first nine months of 2017. The most significant gains were in our corporate debt portfolio, interests in joint ventures and partnerships and equity investments, as discussed below.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$67,155	$(81,014)	$(13,859)	$300,072	$(229,672)	$70,400
Corporate debt securities	68,177	1,442	69,619	(39,177)	3,191	(35,986)
RMBS	(1,937)	8,210	6,273	(95)	1,719	1,624
Equity investments, at estimated fair value	37,662	(46,231)	(8,569)	(21,851)	(3,771)	(25,622)
Interests in joint ventures and partnerships, at estimated fair value and other	61,002	(37,534)	23,468	(40,020)	5,000	(35,020)
Total	$232,059	$(155,127)	$76,932	$198,929	$(223,533)	$(24,604)

Net realized and unrealized gains (losses) on our corporate debt securities favorably changed by $105.6 million for the first nine months of 2017 compared to the same prior year period, from net realized and unrealized losses of $36.0 million during the first nine months of 2016 to net realized and unrealized gains of $69.6 million in the first nine months of 2017. A majority of the positive change was driven by one issuer in the oil and gas sector due to recovering commodity prices. Specifically, this issuer recorded unrealized losses totaling $36.9 million during first nine months of 2016 compared to unrealized gains of $69.6 million during the first nine months of 2017.

Net realized and unrealized gains (losses) on interests in joint ventures and partnerships favorably changed by $58.5 million during the first nine months of 2017 compared to the same prior year period, from net realized and unrealized losses of $35.0 million in the first nine months of 2016 to net realized and unrealized gains of $23.5 million in the first nine months of 2017. A majority of the positive change was driven by one investment in the marine sector which positively changed $42.9 million from net unrealized losses of $26.3 million in the first nine months of 2016 compared to unrealized gains of $16.6 million in the first quarter of 2017.

Net realized and unrealized losses on equity investments favorably changed by $17.1 million during the first nine months of 2017 compared to the same prior year period, from $25.6 million during the first nine months of 2016 to $8.6 million in the first nine months of 2017. The largest changes were driven by various equity investments spanning the utility, energy, diversified financial and healthcare industries.

Partially offsetting the above positive changes in the components of net realized and unrealized gain (loss) on investments was a negative change in net realized and unrealized gains (losses) on our corporate loans, which unfavorably changed $84.3 million during the first nine months of 2017 compared to the same prior year period. Net realized and unrealized gains totaled $70.4 million compared to net realized and unrealized losses of $13.9 million in the first nine months of 2016 and 2017, respectively. A majority of the change was driven by a downturn in general market conditions rather than any specific issuers. For example, the S&P/LSTA Loan Index returned 2.98% for the nine months ended September 30, 2017 compared to 7.72% for the nine months ended September 30, 2016.

Second, total realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $44.0 million during the first nine months of 2017 compared to the same prior year period largely driven by two factors. First, realized and unrealized gains on foreign exchange favorably changed $29.1 million, largely driven by fluctuations in the foreign currency exchange rates related to a Euro-denominated investment which was contributed from our Parent during 2017 and had unrealized gains on foreign exchange of $22.7 million during the first nine months of 2017. Second, realized and unrealized loss on interest rate swaps favorably changed $15.4 million, driven by comparatively smaller period over period decreases in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate are expected to impact total realized and unrealized gain (loss) on derivatives and foreign exchange. For example, the 30-year swap rate declined from 2.61%

to 1.77% as of December 31, 2015 and September 30, 2016, respectively, compared to 2.59% to 2.53% as of December 31, 2016 to September 30, 2017, respectively.

Third, net gain on extinguishment of debt increased $10.3 million in the first nine months of 2017 compared to the same prior year period. During the first nine months of 2017, we recorded net gains on extinguishment of debt related to the repurchase of our junior subordinated notes and the redemption of our outstanding Senior Notes due 2042.

Fourth, offsetting the above factors, net realized and unrealized gain (loss) on debt and debt to affiliates, representing the change in estimated fair value of our financial liabilities, unfavorably changed $13.3 million in the first nine months of 2017 compared to the first nine months of 2016. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Other Expenses

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total other expenses, which is comprised primarily of general and administrative expenses and related party management compensation, increased $3.3 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to a $3.3 million increase in other general and administrative expenses. A majority of the increase in other general and administrative expenses was largely related to debt issuance costs related to the setup of CLO 18, which we closed during the third quarter of 2017.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total other expenses decreased $6.1 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $7.8 million decrease in other general and administrative expenses. A majority of the decrease in other general and administrative expenses was related to the write-off of costs associated with our CLOs during the first quarter of 2016.

The above decrease in other general and administrative expenses was slightly offset by a $1.7 million increase in related party management compensation, which includes net base management fees and CLO management fees, in the first nine months of 2017 compared to the first nine months of 2016. Net base management fees increased $8.9 million in the first nine months of 2017 compared to the prior year period primarily due to a decrease in CLO management fee credits as a result of the calling of our legacy CLOs and overall reduced percentage of subordinated CLO notes held by us. CLO management fees decreased $7.1 million attributable to the calling of our legacy CLOs and de-consolidation of certain CLOs. Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees, general and administrative expenses and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. See “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Revenues
Oil and gas revenue:
Natural gas sales	$241	$308	$1,020	$931
Oil sales	1,582	2,168	7,891	7,226
Natural gas liquids sales	174	(89)	1,052	128
Total revenues	1,997	2,387	9,963	8,285
Investment costs and expenses
Oil and gas production costs:
Severance and ad valorem taxes	158	247	689	702
Total oil and gas production costs	158	247	689	702
Oil and gas depreciation, depletion and amortization	914	914	4,146	3,238
Interest expense:
Senior notes	163	293	418	755
Junior subordinated notes	95	140	280	407
Total interest expense	258	433	698	1,162
Total investment costs and expenses	1,330	1,594	5,533	5,102
Other income (loss)
Net realized and unrealized gain (loss) on investments	6,176	21,974	(17,251)	3,366
Total other income (loss)	6,176	21,974	(17,251)	3,366
Other expenses
Related party management compensation:
Base management fees	117	82	441	132
Total related party management compensation	117	82	441	132
Professional services	23	40	99	105
Other general and administrative	45	70	385	212
Total other expenses	185	192	925	449
Income (loss) before income taxes	6,658	22,575	(13,746)	6,100
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$6,658	$22,575	$(13,746)	$6,100
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

Revenues

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues decreased $0.4 million from $2.4 million in the third quarter of 2016 compared to $2.0 million in the third quarter of 2017 and represented sales from oil and gas production on our overriding royalty interest properties. The decrease in revenue was primarily attributable to a decrease in production volumes as a result of normal field decline, partially offset by an increase in commodity prices during the comparative periods. As of September 30, 2017 and 2016, our oil and natural gas properties had carrying amounts of $106.8 million and $111.6 million, respectively.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues increased $1.7 million from $8.3 million in the first nine months of 2016 compared to $10.0 million in the first nine months of 2017 and represented sales from oil and gas production on our overriding royalty interest properties. The increase in revenue was primarily attributable to higher average commodity prices, partially offset by a decrease in production volumes as a result of normal field decline. For example, the average WTI oil spot price was approximately $41 per Bbl for the first nine months of 2016 compared to approximately $49 per Bbl for the first nine months of 2017 and the average Henry Hub natural gas spot price was $2.34 per MMBtu for the first nine months of 2016 compared to $3.01 per MMBtu for the first nine months of 2017. As of September 30, 2017 and 2016, our oil and natural gas properties had carrying amounts of $106.8 million and $111.6 million, respectively.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs, DD&A and allocated corporate expenses such as interest expense and related costs on borrowings. DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total investment costs and expenses decreased $0.3 million in the third quarter of 2017 compared to the third quarter of 2016. The decrease was primarily driven by a decrease in total allocated interest expense in the third quarter of 2017 compared to the third quarter of 2016. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2017 and 2016, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, excluding noncontrolling interests, totaled $165.0 million and $203.7 million, respectively, and represented approximately 3.1% and 4.1%, respectively, of our total investment portfolio balance.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total investment costs and expenses increased $0.4 million in the first nine months of 2017 compared to the first nine months of 2016. The increase was primarily driven by an increase in DD&A on our oil and natural gas properties of $0.9 million during the first nine months of 2017 compared to the same prior year period. This was, however, partially offset by a $0.5 million decrease in total allocated interest expense in the first nine months of 2017 compared to the first nine months of 2016. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2017 and 2016, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, excluding noncontrolling interests, totaled $165.0 million and $203.7 million, respectively, and represented approximately 3.1% and 4.1%, respectively, of our total investment portfolio balance.

Other Income (Loss)

Our oil and gas results and estimated fair values depend substantially on natural gas, oil and natural gas liquids ("NGL") prices and production levels, as well as drilling and operating costs.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total other income, comprised primarily of net realized and unrealized gain on investments, unfavorably changed $15.8 million in the third quarter of 2017 compared to the third quarter of 2016. Net realized and unrealized gain totaled $22.0 million for the same prior year period compared to $6.2 million during the third quarter of 2017. A majority of the unfavorable change was related Trinity River Energy, LLC ("Trinity"), an oil and gas company. Trinity had unrealized gains of $11.5 million in the third quarter of 2016 compared to unrealized losses of $2.6 million in the third quarter of 2017.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total other income (loss), comprised primarily of net realized and unrealized gain (loss) on investments, unfavorably changed $20.6 million in the first nine months of 2017 compared to the first nine months of 2016. Net realized and unrealized loss totaled $17.3 million during the first nine months of 2017 compared to a net realized and unrealized gain of $3.4 million for the same prior year period. A majority of the unfavorable change was related Trinity, an oil and gas company. Trinity had unrealized gains of $9.1 million in the first nine months of 2016 compared to unrealized losses of $12.5 million in the first nine months of 2017.

Other Expenses

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Total other expenses remained relatively flat at $0.2 million for both the third quarters of 2017 and 2016. Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees, general and administrative expenses and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Total other expenses increased $0.5 million in the first nine months of 2017 compared to the first nine months of 2016. The increase was largely due to a $0.3 million increase in total allocable net base management fees expense in the first nine months of 2017 compared to the same prior year period coupled with a $0.2 million increase in other general and administrative expenses in the first nine months of 2017 compared to the first nine months of 2016. Other expenses are comprised primarily of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Revenues
Dividend income	$6,571	$3,214	$10,529	$12,483
Other income	7	—	10	—
Total revenues	6,578	3,214	10,539	12,483
Investment costs and expenses
Interest expense:
Senior notes	326	304	825	870
Junior subordinated notes	189	146	500	471
Total interest expense	515	450	1,325	1,341
Other	—	—	—	3
Total investment costs and expenses	515	450	1,325	1,344
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	564	(196)	366	(334)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	564	(196)	366	(334)
Net realized and unrealized gain (loss) on investments	(236)	(847)	15,793	(11,847)
Other income	—	—	56	—
Total other income (loss)	328	(1,043)	16,215	(12,181)
Other expenses
Related party management compensation:
Base management fees	232	85	784	145
Total related party management compensation	232	85	784	145
Professional services	47	42	168	121
Other general and administrative	40	7	56	17
Total other expenses	319	134	1,008	283
Income before income taxes	6,072	1,587	24,421	(1,325)
Income tax expense (benefit)	—	214	591	91
Net income (loss)	$6,072	$1,373	$23,830	$(1,416)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues, comprised primarily of dividend income, increased $3.4 million in the third quarter of 2017 compared to the third quarter of 2016. The third quarter of 2017 included $5.0 million of dividend income related to a commercial real estate investment, which was contributed from our Parent during the second quarter of 2017 and represented membership interests in a holding company of a real estate investment trust. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues, comprised primarily of dividend income, decreased $1.9 million from $12.5 million during the first nine months of 2016 compared to $10.5 million during the first nine months of 2017. The first nine months of 2016 included an $8.1 million dividend payment related to a real estate investment we acquired in the first quarter of 2013. Comparatively, the first nine months of 2017 included $5.0 million of dividend income related to a commercial real estate investment contributed from our Parent during the second quarter of 2017. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount.

Investment Costs and Expenses

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Investment costs and expenses remained relatively flat at $0.5 million for both the third quarters of 2017 and 2016. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2017 and 2016, our commercial real estate assets had carrying values of $328.2 million and $211.7 million, respectively.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Investment costs and expenses remained relatively flat at $1.3 million for both the first nine months of 2017 and 2016. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2017 and 2016, our commercial real estate assets had carrying values of $328.2 million and $211.7 million, respectively.

Other Income (Loss)

Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Other income (loss) favorably changed $1.4 million in the third quarter of 2017 compared to the third quarter of 2016 from other loss of $1.0 million in the third quarter of 2016 to other income of $0.3 million in the third quarter of 2017. The change was largely attributable to a $0.8 million favorable change in net realized and unrealized gain (loss) on the remeasurement of our foreign denominated commercial real estate assets coupled with a $0.6 million favorable change in net realized and unrealized loss on investments.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Other income (loss), comprised primarily of net realized and unrealized gain (loss) on investments, favorably changed $28.4 million in the first nine months of 2017 compared to the first nine months of 2016 from other loss of $12.2 million in the first nine months of 2016 to other income of $16.2 million in the first nine months of 2017. The change was largely attributable to: (i) the first nine months of 2016 included one commercial real estate investment, which was acquired in the first quarter of 2013, and had net realized and unrealized losses of $10.4 million primarily as a result of the investment distributing an $8.1 million dividend payment during the same period and (ii) the first nine months of 2017 included one commercial real estate investment, which was contributed from our Parent during the second quarter of 2017 and represented membership interests in a holding company of a real estate investment trust, and had unrealized gains of $4.4 million. Generally, as our investment's equity decreases through losses and dividend payments, so does the value of our investment. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments.

Other Expenses

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Other expenses increased $0.2 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to an increase in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2017 and 2016, our commercial real estate assets had carrying values of $328.2 million and $211.7 million, respectively, and represented approximately 6.2% and 4.2%, respectively, of our total investment portfolio balance.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Other expenses increased $0.7 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $0.6 million increase in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2017 and 2016, our commercial real estate assets had carrying values of $328.2 million and $211.7 million, respectively, and represented approximately 6.2% and 4.2%, respectively, of our total investment portfolio balance.

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
We hold equity interests in certain subsidiaries that have elected to be taxed as real estate investment trusts (“REIT subsidiaries”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and nine months ended September 30, 2017 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2017 tax year.

For the three and nine months ended September 30, 2017, we recorded total income tax expense of less than $0.1 million and $0.6 million, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $3.8 billion and $3.4 billion as of September 30, 2017 and December 31, 2016, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	September 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$3,575,452	$3,556,575	$3,549,101	$3,286,630	$3,271,336	$3,194,328
Second lien	84,029	80,447	72,608	67,865	68,359	58,584
Subordinated	101,580	82,006	63,032	78,564	79,788	52,352
Total	$3,761,061	$3,719,028	$3,684,741	$3,433,059	$3,419,483	$3,305,264

As of September 30, 2017, $3.8 billion par amount, or 97.6%, of our corporate loan portfolio was floating rate and $91.8 million par amount, or 2.4%, was fixed rate. In addition, as of September 30, 2017, $116.6 million par amount, or 3.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 61.1% was denominated in Euros. As of December 31, 2016, $3.3 billion par amount, or 96.5%, of our corporate loan portfolio was floating rate and $119.0 million par amount, or 3.5%, was fixed rate. In addition, as of December 31, 2016, $109.0 million par amount, or 3.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 61.6% was denominated in Euros.
As of September 30, 2017, our fixed rate corporate loans, which included pay-in-kind interest, had a weighted average coupon of 13.2% and a weighted average years to maturity of 3.7 years, as compared to 13.5% and 2.9 years, respectively, as of December 31, 2016. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.7% as of September 30, 2017 and 4.8% as of December 31, 2016, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.5% as of September 30, 2017 and 4.0% as of December 31, 2016. The weighted average years to maturity of our floating rate corporate loans was 5.3 years as of September 30, 2017 and 4.8 years as of December 31, 2016.
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
As of September 30, 2017, we held a total par value and estimated fair value of non-accrual loans of $45.7 million and $14.8 million, respectively, and $114.1 million and $26.0 million, respectively, as of December 31, 2016.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of both September 30, 2017 and December 31, 2016, no corporate loans in our portfolio were in default.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2017, approximately 19% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of our corporate loans. As of December 31, 2016, approximately 21% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with no single issuer individually greater than 2% of the aggregate estimated fair value of our corporate loans.
Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $297.2 million and $311.2 million as of September 30, 2017 and December 31, 2016, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	September 30, 2017			December 31, 2016
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$150,794	$103,277	$110,293	$156,546	$125,515	$61,687
Senior unsecured	280	3,839	4,424	25,280	28,842	29,133
Subordinated	146,123	116,957	103,851	129,331	111,544	97,723
Total	$297,197	$224,073	$218,568	$311,157	$265,901	$188,543

As of September 30, 2017, $108.6 million par amount, or 41.8%, of our corporate debt securities portfolio was fixed rate and $151.1 million par amount, or 58.2%, was floating rate. In addition, we had $37.5 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2016, $151.0 million par amount, or 52.7%, of our corporate debt securities portfolio was fixed rate and $135.3 million par amount, or 47.3%, was floating rate. In addition, we had $24.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in CLOs.
As of September 30, 2017, $27.6 million par amount, or 9.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.8% was denominated in Euros. As of December 31, 2016, $24.8 million par amount, or 8.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.2% was denominated in Euros.
As of September 30, 2017, our fixed rate corporate debt securities had a weighted average coupon of 9.0% and a weighted average years to maturity of 3.3 years, as compared to 10.0% and 3.3 years, respectively, as of December 31, 2016. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.8% and 14.7% as of September 30, 2017 and December 31, 2016, respectively, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both September 30, 2017 and December 31, 2016. The weighted average years to maturity of our floating rate corporate debt securities was 4.0 years and 4.8 years as of September 30, 2017 and December 31, 2016, respectively.
Defaulted Securities
As of both September 30, 2017 and December 31, 2016, no corporate debt securities in our portfolio were in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2017, our corporate debt securities portfolio was concentrated in three issuers: Preferred Proppants LLC, LCI Helicopters Limited and Avoca Capital CLO XII Limited, which combined represented $199.4 million, approximately 91% of the estimated fair value of our corporate debt securities. As of December 31, 2016, approximately 97% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and Mizuho Bank Ltd., which combined represented $134.7 million, or approximately 71% of the estimated fair value of our corporate debt securities.
Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	As of September 30, 2017	As of December 31, 2016
Oil and gas properties, net	$106,788	$110,934
Interests in joint ventures and partnerships(1)	82,991	107,348
Total	$189,779	$218,282
_____________________

(1)
Includes $24.8 million and $28.2 million of noncontrolling interests as of September 30, 2017 and December 31, 2016, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of September 30, 2017 and December 31, 2016, our oil and gas properties, net totaled $106.8 million and $110.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 1,131 and 1,014 gross productive wells as of September 30, 2017 and December 31, 2016, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

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

Equity Holdings

As of September 30, 2017 and December 31, 2016, our equity investments carried at estimated fair value totaled $399.3 million and $168.7 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Beginning balance	$444,373	$218,306	$168,658	$262,946
Additions	—	—	272,680	10,039
Dispositions and paydowns	(87,724)	—	(105,052)	(38,727)
Unrealized gains (losses)	34,870	(5,403)	37,662	(21,852)
Other(1)	7,750	165	25,321	662
Ending balance	$399,269	$213,068	$399,269	$213,068
_____________________
(1) Includes foreign exchange translation.

Interests in Joint Ventures and Partnerships Holdings
As of September 30, 2017 and December 31, 2016, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources, specialty lending and alternative credit had an aggregate estimated fair value of $975.1 million, which included noncontrolling interests of $73.6 million, and $794.0 million, which included noncontrolling interests of $71.6 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.

Equity
Our total equity at September 30, 2017 totaled $2.0 billion, which included $73.6 million of noncontrolling interests related to entities we consolidate. Comparatively, our total equity at December 31, 2016 totaled $1.9 billion, which included $71.6 million of noncontrolling interests related to entities we consolidate. Noncontrolling interests represent the equity component held by third parties.
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

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2017
March 23, 2017	April 10, 2017	April 17, 2017	$0.460938
June 22, 2017	July 10, 2017	July 17, 2017	$0.460938
September 21, 2017	October 9, 2017	October 16, 2017	$0.460938
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
June 23, 2016	July 8, 2016	July 15, 2016	$0.460938
September 22, 2016	October 10, 2016	October 17, 2016	$0.460938
December 22, 2016	January 10, 2017	January 17, 2017	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our outstanding common shares. The following table shows the distributions declared on our common shares:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2017 (1)
First Quarter ended March 31, 2017	(2)	(2)	(2)
Second Quarter ended June 30, 2017	(2)	(2)	(2)
Third Quarter ended September 30, 2017	(2)	(2)	(2)
Year ended December 31, 2016 (1)
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Third Quarter ended September 30, 2016	(2)	(2)	(2)
Fourth Quarter ended December 31, 2016	February 9, 2017	February 10, 2017	$534,323
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

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of September 30, 2017, we had unrestricted cash and cash equivalents totaling $555.2 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of September 30, 2017, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

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

On September 15, 2017, the senior secured CLO notes of CLO 10 were refinanced. Senior secured notes totaling $368.0 million were paid down in full and refinanced into $369.3 million of senior secured notes with a weighted-average coupon of three-month LIBOR plus 1.72% maturing on September 15, 2029.

On July 27, 2017, we closed CLO 18, a $713.0 million secured financing transaction maturing on July 18, 2030. We issued $647.5 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 1.81%. We also issued $26.5 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 18 collateralize the CLO 18 debt, and as a result, those investments are not available to us, our creditors or shareholders.

On July 11, 2017, the senior secured CLO notes of CLO 9 were refinanced. Senior secured notes totaling $463.8 million were paid down in full and refinanced into $465.9 million of senior secured notes, $450.9 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 1.91% and $15.0 million of which was fixed rate with a coupon of 3.73% maturing on July 15, 2030.

On April 17, 2017, the senior secured CLO notes of CLO 2013-1 were refinanced. Senior secured notes totaling $458.5 million were paid down in full and refinanced into $463.0 million of senior secured notes with a weighted-average coupon of three-month LIBOR plus 1.84% maturing on April 15, 2029.

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

During the three and nine months ended September 2016, we issued $7.0 million par amount of CLO 13 class F notes for proceeds of $5.9 million.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of September 30, 2017, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 15, CLO 16 and CLO 18 will end their reinvestment periods during April 2022, January 2018, July 2022, September 2021, October 2020, January 2021 and July 2022, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During September 2017, we called CLO 2012-1 and repaid all senior and mezzanine notes totaling $223.6 million par amount. During August 2016, we called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. In addition, during October 2016, the remaining $134.5 million par amount of CLO 2007-1 subordinated notes owned by third parties were deemed repaid in full, whereby the CLO distributed assets held as collateral in CLO 2007-1 to the subordinated note holders. In connection with the repayment of the CLO 2007-1 notes, the related pay-fixed, receive-variable interest rate swap used to hedge interest rate risk associated with the CLO, with a contractual notional amount of $142.3 million was terminated.

During the three months ended September 30, 2017, $0.4 million par amount of CLO 2013-1 secured notes were repaid, which excluded the amounts repaid for called and refinanced CLOs. During the nine months ended September 30, 2017, $367.5 million par amount of original CLO 2012-1 secured notes, $0.4 million par amount of CLO 2013-1 secured notes and $2.5 million par amount of original CLO 15 secured notes were repaid, including the repayment in full related to the calling of CLO 2012-1 and excluding the amounts repaid for refinanced CLOs. Comparatively, during the three and nine months ended September 30, 2016, $947.6 million and $1.5 billion par amount, respectively, of original CLO 2007-1 and CLO 13 secured notes were repaid, which included the repayment in full related to the calling of CLO 2007-1.

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

CLO Warehouse Facility

On July 10, 2017, KKR CLO 20 Ltd. ("CLO 20") entered into a $100.0 million CLO warehouse facility ("CLO 20 Warehouse"), which will mature upon the closing of CLO 20. The CLO 20 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing will be used to repay the CLO 20 Warehouse in full. Debt issued under the CLO 20 Warehouse was non-recourse to us beyond the assets of CLO 20 and bore interest rates ranging from one-month LIBOR plus 1.45% to 2.70%. Upon the closing of CLO 20, the aggregate amount outstanding under the CLO 20 Warehouse will be repaid.

On March 10, 2017, CLO 18 entered into a $470.0 million CLO warehouse facility ("CLO 18 Warehouse"), which matured upon the closing of CLO 18. The CLO 18 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 18 Warehouse in full. Debt issued under the CLO 18 warehouse was non-recourse to us beyond the assets of CLO 18 and bore interest rates ranging from three-month LIBOR plus 1.10% to 1.75%. Upon the closing of CLO 18 on July 27, 2017, the aggregate amount outstanding under the CLO 18 Warehouse was repaid.

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

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of September 30, 2017 and December 31, 2016, we had unfunded financing commitments for corporate loans totaling $0.3 million and $3.2 million, respectively.

We participate in joint ventures and partnerships alongside affiliates of our Manager through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate, as well as alternative credit and specialty lending focused businesses. As of September 30, 2017, we estimated these future contributions to total approximately $223.3 million, whereby approximately 96% was related to our credit segment and 4% was related to our other segment. As of December 31, 2016, we estimated these future contributions to total approximately $279.4 million, whereby approximately 91% was related to our credit segment and 9% was related to our other segment.

We had investments, held alongside affiliates of our Manager, in real estate entities that were financed with non-recourse debt totaling approximately $1.3 billion as of September 30, 2017 and $1.1 billion as of December 31, 2016. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the third quarter of 2017. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Florida, Hawaii, Kansas, Louisiana, Maryland, Mississippi, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Virginia and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

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

We sometimes refer to our subsidiaries that rely on Section 3(c)(5)(C) of the Investment Company Act, as our “real estate subsidiaries.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no‑action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate‑ related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets, our REIT subsidiaries might be required to change their investment strategies to comply with the changed position. We cannot predict whether such a change would be adverse.
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

IRAN SANCTIONS RELATED DISCLOSURE

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we are required to disclose in our annual or quarterly reports certain dealings or transactions that we or any of our affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions. We have no disclosures to make with respect to us or our subsidiaries under Section 13(r) of the Exchange Act during the quarter ended September 30, 2017.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2017, $95.3 million estimated fair value, or 2.4%, of our corporate debt portfolio was denominated in foreign currencies, of which approximately 69.3% was denominated in Euros. In addition, as of September 30, 2017, $389.8 million estimated fair value, or 30.0%, of our interests in joint ventures and partnerships and equity investments had foreign exposure, including those denominated in foreign currencies, of which approximately 70.4% was denominated in Euros, 11.9% was denominated in the British pound sterling and 11.6% was denominated in Chinese Yuan Renminbi.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of September 30, 2017, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $396.0 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of September 30, 2017, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$4,530
Increase of 2.0%	$9,060
Increase of 3.0%	$13,589
Increase of 4.0%	$18,119
Increase of 5.0%	$22,649

As of September 30, 2017, approximately 72.5% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.96%. Increases in short-term interest rates of 1% or more will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of September 30, 2017, we had interest rate swaps with a contractual notional amount of $141.0 million, the majority of which were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. The estimated fair value of the interest rate swaps is based on the 30-year swap rate and all changes in value are reflected as net unrealized gains and losses on the condensed consolidated statements of operations. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of September 30, 2017
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$141,000	$(28,421)
Foreign exchange forward contracts and options	(396,024)	5,119
Common stock warrants		1,937
Options		1,679
Total		$(19,686)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2017 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(532)	$—	$—	$(27,889)	$(28,421)
Foreign exchange forward contracts and options	4,929	190	—	—	5,119
Total	$4,397	$190	$—	$(27,889)	$(23,302)

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

As of the period ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the period ended September 30, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 8, 2017